Form 10-K
period 1995-04-30
MILASTAR CORP
filed 1995-07-28
CIK 66544

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1995
    Commission File Number: 0-5105



                           MILASTAR CORPORATION
          (Exact name of registrant as specified in its charter)

            DELAWARE                           13-2636669
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)


No. 9 Via Parigi, Palm Beach, Florida             33480
(Address of principal executive offices)       (Zip code)


     Registrant's telephone number, including area code (407)655-9590

        Securities registered pursuant to Section 12(b) of the Act:

                                   None

        Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.05 per share
                             (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on July 14, 1995 was $1,198,000 based upon the bid price of the Class A common stock as quoted on OTC Electronic Bulletin Board. On that date there were 2,738,264 shares of Class A Common Stock issued and outstanding.

                    Documents Incorporated by Reference

Parts I and III incorporate by reference certain information to be included in Registrant's definitive Information Statement relating to action taken by written consent of the Board of Directors and Majority Stockholders, which Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14C on or before August 6, 1995.

                                  PART I
Item 1.  Business

  General

  Milastar Corporation ("Milastar" and sometimes the "Company") is primarily involved in selling special metallurgical and secondary metal processing services to durable goods manufacturers in the greater Midwest industrial market.

  Milastar owns four wholly-owned subsidiaries; Flame Metals Processing Corporation ("Flame Metals") and three inactive corporations, Jardun Apparel Corp ("Jardun"), Milastar Services Corporation and Northwest Engineering Labs, Inc. All related plants are located in Minnesota.

  Flame Metals generates 100% of Milastar's consolidated net sales , which flow from the sale of a variety of sub-contract services to industrial customers. These special services include metallurgical-related processing involving the heating and cooling of metal products under controlled conditions in order to restructure the molecular property of such products to achieve desired characteristics. The following primary categories of services accounted for more than 15 percent of total net sales for fiscal 1995, 1994 and 1993.

                              1995      1994      1993
Harden - Neutral/Case         57%       52%       45%
Salt Bath Nitriding           25%       25%       26%

  Flame Metal's customer list includes over 800 firms generally classified as manufacturers. The customer furnishes all direct materials and components processed for their account. These parts are then heat treated, primarily to achieve a certain hardness or surface finish, in preparation of the metal parts for their designated use. The Company does not have any customer representing more than 10 percent of total net sales.

  Flame Metals' operating assets were acquired by Milastar in May 1985. Flame Metals has since been expanded by a succession of acquisitions of complementary businesses. The initial acquisition was consummated in October 1988 when Milastar directly acquired certain assets of Northwest Engineering Labs, Inc. ("Northwest") located in Minneapolis for approximately $390,000. These assets were concurrently contributed to Flame Metals thus rendering the Northwest entity inactive. The second acquisition was consummated in November 1991 when Flame Metals directly acquired certain assets and assumed certain liabilities from Getchell Steel Treating Company, Inc. ("Getchell") located in Bloomington for a purchase price of $1,358,365. Both of these acquired companies competed directly with Flame Metals in the greater Minneapolis-St. Paul market; never the less, the said acquisitions broadened market coverage, added metal treating capabilities and expanded production capacity.

  The Company's three plants are all located in the Minneapolis-St. Paul, Minnesota suburbs. These facilities include Flame Metals -
St. Louis Park, (35,000 sq. ft.   owned) and Getchell -
Bloomington, (35,000 sq. ft.   leased).  The Northwest plant in
Minneapolis, (15,000 sq. ft.   owned) was closed May 7, 1993 and
its activities integrated into the St. Louis Park facility. The Northwest facility is currently being leased out to an assembly company and is offered for sale. Northwest's production was shifted to St. Louis Park primarily because the St. Louis Park facility was not at full capacity and therefore could absorb the additional volume.

  Flame Metals incurred net losses before income taxes in fiscal 1995 of $612,000 and in fiscal 1994 of $955,000. Fiscal 1995 operating results improved primarily as a result of a 26% increase in sales and a corresponding increase in gross margin of 57%. The net loss after taxes amounted to $614,000 in fiscal 1995 and $960,000 in fiscal 1994. Results of operations are discussed more fully in "Management's Discussion and Analysis".

  The Company's non-operating other income (expense) resulted in a net expense of $117,000 in fiscal 1995, down $381,000 from the $264,000 in net income recorded in 1994. The net loss on marketable securities was attributable to the sale of two reverse repurchase agreements. Current assets as a percent of total assets at April 30, 1995 accounted for 36% compared to 79% at April 30, 1994. The book value per share was $1.41 per share at April 30, 1995 compared to $1.63 per share at April 30, 1994. The bid price per share, as quoted on the OTC Electronic Bulletin Board, was $0.44 as of April 30, 1995.

  Competition

  The heat treat business is highly competitive, with price, quality and consistency of service being the principal factors affecting customer preferences. Since the customers' outside manufactured product components are sensitive to freight charges, the proximity of the heat treat facility to the customers' production location is also a primary competitive factor. Thus Flame Metals' business is generally localized and, to a lesser degree, regionalized. In this regard, approximately six or seven metallurgical processing competitors, some of which may possess greater resources and may be more cost efficient, can be regarded as competitive with Flame Metals. Nevertheless, the Company believes Flame Metals' geographical location to customers, relative price structure, processing quality and reliability, collectively, provide Flame Metals with the resources to be competitive.

   Seasonality and Raw Materials

  The heat treat business is affected during the winter holiday season and mid-summer due to vacations and plant shutdowns by Flame Metals' customers. Flame Metals is not materially impacted by the sources or availability of raw material in that virtually all revenue is generated by services performed on customer owned products.

  Corporate

  Milastar was organized under Delaware law on February 24, 1969.
Its principal executive offices are located at No. 9 Via Parigi, Palm Beach, Florida 33480. Its communications numbers are:
Telephone (407) 655-9590 and fax number (407) 833-7253.

  Environmental

  To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, liquidity, earnings or competitive position.

  Employee Relations

  The Company operates two separate plant locations: Flame Metals and Getchell, as identified herein before. The Company employs a total of approximately 120 employees; 85 at Flame Metals and 35 at Getchell. The Company believes the prevailing wage rates, fringe benefits and working conditions afforded its employees compare favorably with those received by employees employed by regional businesses competitive with the Company. The Company believes its employee relations are satisfactory; therefore the Company does not anticipate any labor disruption during the forthcoming fiscal 1995. Twenty-five production employees at the Getchell - Bloomington plant are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO Local 1140. The Flame Metals plant in St. Louis Park is not subject to a collective bargaining agreement.
Item 2.  Properties

  The Company believes that its property and equipment are well maintained, in good working condition, and are adequately insured.

  Executive Offices

  The Company currently maintains its executive offices located in leased facilities in a building owned by J. Russell Duncan, Chairman of the Board and a director of the Company, located at No. 9 Via Parigi, Palm Beach, Florida (see also "Corporate" above).
The lease covers 1,200 square feet, is on a month to month basis, and provides for rental at a rate of $250 per month, which rate is below prevailing rental rates for comparable facilities in the area. Management regards such lease as being favorable and in the best interests of the Company and its stockholders.

  Flame Metals

    Flame Metals owns or leases three industrial properties as listed below:

      ACTIVITY       LOCATION         SIZE (SQ.FT.)        STATUS

      Flame Metals   St. Louis Park   35,000               Owned
      Northwest      Minneapolis      15,000               Owned
      Getchell       Bloomington      35,000               Leased

 As pointed out on Page 1 the Northwest building is currently being leased out and is offered for sale.

 The lease on the Getchell plant is a ten year lease providing for an annual rent of $72,000 per lease year in years one through five and $75,600 per lease year in years six through ten. Such rental payments are payable in monthly installments due and payable on the first day of each calendar month. The Company is obligated under the lease to pay all real estate taxes, maintenance expense and insurance. The lease is renewable and the Company has the right to purchase the leased building at any time during the lease term subject to the terms and conditions specified in the lease.

Item 3.  Legal Proceedings

 Neither the Company nor any of its consolidated subsidiaries is a party to any material pending legal or administrative proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of the Company's security holders during its fiscal year ended April 30, 1995.

 Executive Officers of the Company

  The following table sets forth with respect to each executive officer of the Company his name, age and all positions and offices with the Company held by him since May 1, 1988. Unless otherwise indicated in the table below, all positions and offices indicated have been continuously held since May 1, 1988. All executive officers serve at the will of the Board of Directors until their
successors are duly appointed and qualified.   Mr. J. Russell
Duncan, Chairman of the Board and a director of the Company, is the father of Mr. Lance H. Duncan, Secretary and a director of the Company. With the foregoing exception, no family relationship exists among the directors or officers of the Company.

                                Positions and Offices Held with
Name                      Age   the Company and Period Held

J. Russell Duncan (1) . . .78   Chairman of the Board; Treasurer
                                until April 19, 1995.
L. Michael McGurk . . . . .44   President and Chief Operating
                                Officer since March 4, 1991;
                                prior thereto Vice President and
                                Secretary from April 29, 1988 to
                                March 4, 1991. President and
                                Treasurer of Flame Metals since
                                April, 29 1988; prior thereto
                                Vice President of Flame Metals
                                from May 29, 1985 to April 29,
                                1988
Lance H. Duncan (2) . . . .39   Secretary since March 4, 1991;
                                prior thereto President from
                                April 29, 1988 to March 4, 1991
                                and Secretary from August 24,
                                1983 to April 29, 1988
Dennis J. Stevermer . . . .34   Treasurer since April 19, 1995
                                and Chief Financial Officer of
                                Flame Metals since September
                                1993; prior thereto financial
                                manager at Unisys from May 1,
                                1988 to September 1993.
Michael M. Gumma. . . . . .53   Executive Vice President and
                                General Manager of Flame Metals
                                since March 1993; prior thereto
                                Vice President and General
                                Manager of Wyman-Gordon from
                                September 1, 1990 to December 31,
                                1992 and Director of Turbine
                                Programs of Wyman-Gordon from May
                                1, 1988 to September 1, 1990.

(1) Mr. J. Russell Duncan is a director of XTRA Corporation (a trailer leasing company) and Sound Techniques, Inc. (audio-video recording studios) and has otherwise been engaged in private investment activities since September 1988 and prior thereto was Chairman of the Board of Steego Corporation and Director of other public companies.
(2) Mr. Lance H. Duncan is President and Chief Operating
    Officer of Sound Techniques, Inc. (audio-video recording studios) and has been engaged in private investment activities for more than the past five years.

   Similar information respecting the directors of the Company will be included under the heading "Respecting the Election of Directors" in the Company's definitive Information Statement ("Information Statement") to be distributed to the stockholders of the Company and filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended, respecting notification of certain action taken by written consent in lieu of the Company's Annual Meeting of Stockholders for its 1995 fiscal year. The Company expects to file the Information Statement with the Securities and Exchange Commission on or prior to August 6, 1995 and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.

                                  PART II

Item
5. Market for the Company's Common Equity and Related Stockholder
Matters

   The Company's Class A Common Stock is traded on the over-the-counter Electronic Bulletin Board market (ticker symbol "MILAA") and was previously traded on the NASDAQ until March 23, 1995. The following table provides, for the periods indicated, the high and low bid prices per share of the Company's Class A Common Stock. The Class A share prices represent prices established between broker-dealers and therefore do not reflect prices of actual transactions.

                                  Fiscal 1995    Fiscal 1994
                                  High    Low    High    Low
         First Quarter . . . . .  $ 1.44  $ 1.44 $ 1.50  $ 1.25
         Second Quarter. . . . .  $ 1.44  $ 0.81 $ 1.63  $ 1.31
         Third Quarter . . . . .  $ 0.81  $ 0.63 $ 1.44  $ 1.31
         Fourth Quarter. . . . .  $ 0.63  $ 0.38 $ 1.44  $ 1.38

  On July 15, 1995 there were approximately 5,000 holders of record of the Company's Common Stock. The Company has not paid any cash dividends in respect of its Class A Common Stock, and it is not presently anticipating paying any cash dividends, thereon, in the near term.

Item 6.  Selected Financial Data

                                       Year Ended April 30,
                                      1995    1994    1993    1992    1991
(In thousands except per share data)
Net sales. . . . . . . . . . . .      $6,708  $5,307  $5,518  $4,291  $3,634
Income (loss) before cumulative effect
 of changes in accounting principles  (614)   (960)   (423)   (333)   213
Cumulative effect of changes in
 accounting principles                -       -       66      53      -
Net income (loss). . . . . . . .     (614)    (960)   (357)   (280)   213
Net income (loss) before extraordinary
 credit and cumulative effect of
 changes in accounting principles
 per common share . .                $(.22)   $(.35)  $(.15)  $(.12)  $.08
Cumulative effect of changes in
 accounting principles               -        -       .02     .02     -
Net income (loss) per common share   $(.22)   $(.35)  $(.13)  $(.10)  $.08

Financial Position:
 Total assets. . . . . . . . . .     5,315    15,042  18,442  14,108  7,728
 Short-term obligations . . . .      1,410    10,501  12,524  7,614   1,248
 Long-term obligations . . . . .     40       82      299     498     204
 Stockholders' equity. . . . . .     $3,865   $4,459  $5,619  $5,996  $6,276
During the periods presented, no cash dividends were declared.



(1) Amounts include the results of operations of Getchell Steel
  Treating Company Inc. since November 15, 1991, the date of acquisition.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

  Overview

    The Company's operating results for the fiscal year ended April 30, 1995 improved significantly as a result of substantially higher sales and gross margin. Even though the total year fell short of plan, each successive quarters operating results improved from the preceding quarter with the fourth quarter of fiscal 1995 showing an
operating profit.   Milastar's overall results were negatively
impacted by a non-operating loss on the sale of marketable securities.

    Milastar's primary revenues flow from its core business, Flame Metals Processing Corporation, a metal component processing and heat treating operation. Flame Metals management continues to increase prices and cut cost of sales as a percentage of sales. The price increases, which are quoted individually by each customer's particular products, are taking effect on an on-going basis with a focus on low margin accounts. Significant progress has been made in reducing factory labor, energy costs and primary production supply costs as a percent of sales. These major areas will continue to receive increased focus as the Company strives to increase equipment utilization, expanded capacity and absorption of fixed overhead costs.

    Milastar has net operating loss carryforwards for state and federal purposes of $3,772,000 and $1,793,000 respectively, available to offset future taxable income, if any, which in the future may enhance earnings as well as cash flow. In addition, the Northwest building is being offered for sale and the resulting proceeds will be added to current assets. With working capital at year-end of $501,000 and minimal long term debt, the Company has sufficient capital resources to meet fiscal 1996 requirements as well as potential acquisitions.


  Results of Operations

    Fiscal 1995 Compared to Fiscal 1994. Net sales for fiscal 1995 totalled $6,708,000 a 26% increase from $5,307,000 in fiscal 1994. The increase was primarily attributable to a recovering economy, improved equipment utilization, price increases and a concentration on our top twenty customers.

    Cost of sales as a percentage of sales was 79% in fiscal 1995 compared to 83% in fiscal 1994. The drop as a percent of sales is the result of improved labor efficiency, equipment utilization and increased equipment reliability. Management continues to provide training for its inexperienced work force and strives to reduce employee turnover.

    Selling, general and administrative expense decreased significantly as a percentage of sales to 27% in fiscal 1995, down 12% from 39% in fiscal 1994. The decrease as a percent of sales and in total dollars is the result of higher sales, the elimination of non-recurring charges, and managements concentration on reducing overhead as a percent of sales.

    Total dividend and interest income, net of the related interest expense amounted to $164,000 in fiscal 1995, a 37% decrease from the $260,000 reported in fiscal 1994. The net loss on marketable securities totalled $281,000 in fiscal 1995 compared to a gain of $4,000 in fiscal 1994. Both decreases were directly attributable to the continued paydown and eventual sale of the Company's remaining reverse repurchase agreements.

    Fiscal 1994 Compared to Fiscal 1993. Net sales for fiscal 1994 totalled $5,307,000 a 4% decrease from $5,518,000 in fiscal 1993. The decrease was primarily attributable to the loss of marginal customers and the consolidation of three plants down to two. When the Northwest facility was closed, most production was transferred to the St. Louis Park plant which was not at full capacity.
Certain heat treat methods, considered by management to be marginal or unprofitable, were discontinued.

    Cost of sales as a percentage of sales was 83% in both 1994 and 1993. The high percentage of cost of sales was driven by quality and equipment downtime problems. Both 1994 and 1993 experienced similar reliability problems which were primarily the result of an inexperienced workforce, both in operating and maintaining the equipment and in recognizing inconsistent quality which must be corrected by rework. Management continued to provide increased training and installation of process controls to solve these problems.

    Selling, general and administrative expense rose slightly as a percentage of sales to 39% in fiscal 1994, up 2% from 37% in fiscal 1993. The increase was the result of lower sales and additional non-recurring charges for the consolidation and closing of the Northwest plant, $105,000; and placement, relocation and severance associated with the management change, $95,000. In addition, salary expense for new management and related employee costs increased by approximately $170,000.

    The non-recurring charges for fiscal 1994 were the result of continued restructuring implemented in fiscal 1993. The Northwest consolidation and closing started in fiscal 1993 was completed, with the facility offered for sale. In addition, the transition to new management was further implemented.

    Investment related income slipped to $733,000 in fiscal 1994 from $854,000 reported in fiscal 1993. Interest expense increased to $473,000 in fiscal 1994 compared to $443,000 in fiscal 1993. The decrease in dividend and interest income as well as an increase in interest expense resulted from a lower yield spread on the Company's investment in reverse repurchase agreements.

    Fiscal 1993 Compared to Fiscal 1992. Net sales for fiscal 1993 totalled $5,518,000 a 29% increase from $4,291,000 in fiscal 1992. Over 90% of this increase was attributable to the acquisition of Getchell in the prior fiscal year, which included only six months of Getchell sales.

    Cost of sales as a percentage of sales was 83% and 82% in fiscal 1993 and 1992, respectively. The slight increase resulted from the recognition of past quality problems in fiscal 1993 and underpricing which was corrected.

    Selling, general and administrative expense rose significantly as a percentage of sales to 37% in fiscal 1993, up 5% from 32% in fiscal 1992. The increase was a consequence of non-recurring charges such as consolidation and closing of the Northwest plant, $150,000; relocation of new management, $48,000; severance payment to former management, $39,000; sales tax audit of prior years, $50,000; and legal fees defending against the union dispute, $70,000. Selling, general and administrative expense, as adjusted for the non-recurring charges, was 30% of sales in fiscal 1993, a 2% improvement over 1992.

    The non-recurring charges for fiscal 1993 primarily resulted from the following three actions. 1). The consolidation and closing of the Northwest facility. This consolidation involved the transferring of production to the St. Louis Park plant which was not operating at full capacity. The production realignment was expected to absorb more factory overhead, eliminate duplicate functions and reduce inter-plant material handling. 2). The transition to new management. This transition, which replaced the General Manager, was implemented primarily due to poor performance. The costs included severance for old management and placement fees and relocation expenses for new management. 3). Legal fees in defending a dispute with the union over whether the union should be recognized as the exclusive bargaining representative for certain employees at the Getchell plant.

    An increase in dividend and interest income as well as interest expense was the direct result of the Company's investment in reverse repurchase agreements.

    In 1993, the Company recognized a benefit from the cumulative effect of change in accounting principle of $66,000 due to a change in its method of accounting for income taxes (discussed more fully in Note 5 of Notes to Consolidated Financial Statements).

  Effects of Inflation

    During fiscal 1995 and 1994 the Company's monetary assets materially exceeded its monetary liabilities resulting in a positive monetary position. During periods of significant price inflation, the Company's purchasing power could be eroded if the value of the Company's underlying tangible assets fail to appreciate in value. Under such a scenario, the Company may be positioned to raise prices to offset the inflation effect and in addition take advantage of revaluation of underlying tangible assets to bolster borrowing capacity. There is no clear correlation between the side effects from inflation and the Company's earning capacity.

  Liquidity and Capital Resources

    At April 30, 1995 the Company's working capital was $501,000 compared to $1,397,000 as of April 30, 1994, and the ratio of current assets to current liabilities was 1.4 to 1 (April 30, 1995) and 1.1 to 1 (April 30, 1994). Cash, marketable securities and current receivables represented 76% (98% at April 30, 1994) and 27% (77% at April 30, 1994) of total current assets and total assets, respectively. On a cash basis the working capital is highly liquid, over 78% consists of cash equivalents and marketable securities which can be converted to cash in less than 10 days.

    During fiscal 1995 cash used in operations amounted to $427,000 compared to $338,000 in fiscal 1994. The Company added $803,000 to property, plant and equipment in fiscal 1995 compared to $639,000 in the previous year. The net cash flows from investing and financing activities of the purchase and sale of marketable securities and investments, along with the related note payables, provided cash of $945,000 in fiscal 1995 compared to cash usage of
$43,000 in fiscal 1994.   Working capital requirements for fiscal
1995 were funded primarily from the sale of cash equivalents, marketable securities and other investments.

    The Company has sufficient capital resources to meet its fiscal 1996 operations cash flow requirements as well as potential acquisitions. At April 30, 1995 the Company did not have any material commitments for capital resources.

Item 8.  Financial Statements and Supplementary Data


                       INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Milastar Corporation:

We have audited the consolidated balance sheets of Milastar Corporation and subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years in the three-year period ended April 30, 1995. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milastar Corporation and subsidiaries as of April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Milastar Corporation and subsidiaries adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993.




Minneapolis,  Minnesota
June 16, 1995

                   MILASTAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                          April 30, 1995 and 1994

                                  ASSETS

                                                1995           1994

Current assets:
  Cash and cash equivalents. . . . . . . . .   $365,000        $247,000
  Marketable securities and other investments
   ($0 and $10,359,000 invested in accordance
   with the terms of a reverse repurchase
   agreement in 1995 and 1994, respectively).  25,000          10,556,000
  Accounts and other receivables:
   Trade, less allowance for doubtful accounts
   of $26,000 in 1995 and $32,000 in 1994 . .  1,070,000       801,000
   Other                                       4,000           66,000
  Inventory. . . . . . . . . . . . . . . . .   192,000         68,000
  Prepaid supplies and other . . . . . . . .   255,000         160,000

    Total current assets . . . . . . . . . .   1,911,000       11,898,000

Notes receivable   related party . . . . . .                   76,000
Property, plant and equipment:
  Land . . . . . . . . . . . . . . . . . . .   199,000         199,000
  Building and improvements. . . . . . . . .   605,000         523,000
  Equipment. . . . . . . . . . . . . . . . .   4,178,000       3,457,000
                                               4,982,000       4,179,000
   Less accumulated depreciation . . . . . . . (1,962,000)     (1,551,000)
                                               3,020,000       2,628,000
Other assets:
  Non-compete agreement. . . . . . . . . . .   86,000          142,000
  Building held for sale, net of valuation
  allowance                                    298,000         298,000

    Total assets . . . . . . . . . . . . . .   $5,315,000      $15,042,000

                   MILASTAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                          April 30, 1995 and 1994

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                               1995            1994

Current liabilities:
  Note payable (reverse repurchase agreements) $               $9,310,000
  Note payable (shareholder) . . . . . . . .   345,000
  Current maturities of long-term debt . . .   59,000          52,000
  Accounts payable . . . . . . . . . . . . .   483,000         656,000
  Income taxes payable . . . . . . . . . . .   5,000           5,000
  Accrued payroll and benefits . . . . . . .   201,000         177,000
  Accrued real estate taxes. . . . . . . . .   145,000         147,000
  Other accrued liabilities. . . . . . . . .   172,000         154,000

    Total current liabilities. . . . . . . .   1,410,000       10,501,000

Long-term debt, less current maturities. . .   40,000          82,000

    Total liabilities. . . . . . . . . . . .   1,450,000       10,583,000

Commitments (Note 11)

Stockholders' equity:
  Preferred stock, $1.00 par value; authorized
  5,000,000 shares, none issued
  Common stock, Class A, $.05 par value.
   Authorized 7,500,000 shares, issued and
   outstanding 2,738,264 shares in 1995
   and 1994                                    137,000         137,000

  Note receivable from officer . . . . . . .   (20,000)        (20,000)
  Unrealized holding gains on marketable
   equity securities                           20,000
  Additional paid-in capital . . . . . . . .   1,666,000       1,666,000
  Retained earnings. . . . . . . . . . . . .   2,062,000       2,676,000

   Total stockholders' equity. . . . . . . .   3,865,000       4,459,000

    Total liabilities and stockholders' equity $5,315,000      $15,042,000

                   MILASTAR CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                       Fiscal Years Ended April 30,

                                       1995          1994          1993

Net sales. . . . . . . . . . . . . . . $6,708,000    $5,307,000   $5,518,000
Cost of sales. . . . . . . . . . . . . 5,299,000     4,408,000     4,587,000

Gross margin . . . . . . . . . . . . . 1,409,000     899,000       931,000
Selling, general and administrative. . 1,817,000     2,047,000     2,026,000
Amortization of non-compete agreement. 56,000        56,000        56,000
Other operating expenses . . . . . . . 31,000        15,000        14,000

Operating loss . . . . . . . . . . . . (495,000)     (1,219,000)   (1,165,000)

Other income (expense):
  Dividend and interest income . . . . 500,000       733,000       854,000
  Interest expense . . . . . . . . . . (336,000)     (473,000)     (443,000)
  Net gain (loss) on marketable
  securities                           (281,000)     4,000         (346,000)
    Total other income (expense) . . . (117,000)     264,000       65,000

Loss before income taxes and cumulative
  effect of change in accounting
  principles                           (612,000)     (955,000)     (1,100,000)
Income tax expense (benefit) . . . . . 2,000         5,000         (677,000)

Net loss before cumulative effect of
  change in accounting principles . . .(614,000)     (960,000)     (423,000)
Cumulative effect of change in
  accounting principles. . . . . . . .                             66,000

Net loss . . . . . . . . . . . . . . . $(614,000)    $(960,000)    $(357,000)

Net loss per Class A common share:
  Net loss before cumulative effect of
  change in accounting principles . .  $(.22)        $(.35)        $(.15)
  Cumulative effect of change in
  accounting principles . . . . . . .                              .02
  Net loss . . . . . . . . . . . . . . $(.22)        $(.35)        $(.13)

Weighted average number of Class A
  common shares outstanding
  during the period. . . . . . . . . . 2,738,264     2,738,264     2,738,264

                   MILASTAR CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Fiscal Years Ended April 30,

                                       1995          1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before cumulative effect of
   change in accounting principle. . . $(614,000)    $(960,000)   $(423,000)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
   Depreciation and amortization . . . 465,000       448,000      454,000
   Loss on disposal of equipment . . . -             205,000      5,000
   Provision for deferred taxes* . . . -             -            (238,000)
   Net loss (gain) on marketable
    securities                         281,000       (4,000)      346,000
  Changes in operating assets and
   liabilities
   Accounts and other receivables. . . (207,000)     284,000      368,000
   Inventory . . . . . . . . . . . . . (124,000)     20,000       (18,000)
   Prepaid supplies and other* . . . . (95,000)      (42,000)     14,000
   Accounts payable and accrued
   expenses                            (133,000)     (294,000)    (228,000)
   Income taxes payable. . . . . . . . -             5,000        (300,000)
  Net cash used in operating activities(427,000)     (338,000)    (20,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
   equipment                           (803,000)     (639,000)    (412,000)
   Purchase of marketable securities
   and other investments               -             (8,059,000)  (12,798,000)
   Proceeds from disposal of property,
   plant and equipment. . . . . . . .  -             30,000       1,000
   Proceeds from sale of marketable
   securities and other investments. . 10,255,000    9,744,000    8,182,000
   Proceeds from (advances to) related
    parties                            76,000        -            (76,000)
   Issuance of note receivable from
    officer                            -             -            (20,000)
   Treasury stock purchase
    (Class B Common)                   -             (200,000)    -
  Net cash provided by (used in)
   investing activities                9,528,000     876,000      (5,123,000)
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt(53,000)      (58,000)     (104,000)
   Proceeds from issuance of long-term
    debt                               18,000         -           14,000
   Proceeds from issuance of note
    payable - shareholder              457,000        -           -
   Repayments on note payable -
    shareholder                        (95,000)       -           -
   Proceeds from issuance of note
    payable - repo                     -              7,455,000   10,800,000
   Repayments on note payable - repo . (9,310,000)    (9,183,000) (5,332,000)
  Net cash provided by (used in)
   financing activities                (8,983,000)    (1,786,000) 5,378,000
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . 118,000        (1,248,000) 235,000
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                              247,000        1,495,000   1,260,000
CASH AND CASH EQUIVALENTS, END OF YEAR $365,000       $247,000    $1,495,000

Supplemental disclosures of cash
 flow information:
  Cash paid during the year for:
   Interest. . . . . . . . . . . . . . $344,000       $437,000    $813,000

   Income taxes, net of refunds
    received                           $2,000         $(268,000)  $-



  *Excluding effect of change in accounting in 1993 (see Note 5).


                     MILASTAR CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                Fiscal Years Ended April 30, 1995, 1994 and 1993




                                                   Note       Unrealized
                              Common     Common    receivable holding    Additional
                              Stock      Stock     from       gains on   paid in   Retained
                              Shares     Amount    officer    securities capital   earnings

Balance, April 30, 1992       3,706,915  $185,000                      $1,818,000  $3,993,000

Purchase of treasury stock
 Class A ($214) . . .         (178)

Issuance of note receivable
 from officer                                      (20,000)

Net loss for 1993. .                                                               (357,000). .

Balance, April 30, 1993       3,706,737  185,000   (20,000)            1,818,000   3,636,000

Retirement of Class B stock   (968,473)  (48,000)                      (152,000)

Net loss for 1994. .                                                               (960,000). .

Balance, April 30, 1994       2,738,264  137,000   (20,000)            1,666,000   2,676,000

Unrealized holding gains on
 marketable equity securities                                 20,000

Net loss for 1995. .                                                               (614,000)

Balance, April 30, 1995       2,738,264  $137,000  $(20,000)  $20,000  $1,666,000  $2,062,000

                   MILASTAR CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Flame Metals Processing Corporation, Northwest
Engineering Labs, Inc., Jardun Apparel Corp. and Milastar Services Corporation. In consolidation, all significant intercompany accounts and transactions are eliminated.

  Cash and cash equivalents The Company considers cash equivalents to include all investments purchased with an original maturity of 90 days or less.

  Marketable securities and other investments On May 1, 1994 the Company adopted the provisions of Statement of Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115). Under Statement 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums of discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. At April 30, 1994 marketable securities were carried at the lower of aggregate cost or market.

  Inventory Inventory is carried at cost as determined by the First-In-First-Out (FIFO) method.

  Prepaid supplies Prepaid supplies are capitalized and expensed as used.

  Property, plant and equipment Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts, and any gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized and deductions are made for retirements resulting from the renewals or betterments.

  The estimated useful lives of the fixed assets are as follows:


                 Buildings . . . . . . 35 years
                 Equipment . . . . . . 5 to 12 years
                 Vehicles. . . . . . . 3 to 5 years

  Other assets Other assets are comprised of two five-year non-competition agreements which are being amortized over 60 months using the straight-line method.

  Income taxes In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Effective May 1, 1992, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations.

  Reclassification Some fiscal 1994 and 1993 amounts have been changed to conform to fiscal 1995 presentation.


2 MARKETABLE SECURITIES AND OTHER INVESTMENTS

  Marketable securities and other investments consists of bonds and common stock and are being used to invest excess cash until an appropriate acquisition or operating need arises. In accordance with Statement 115, for the year ended April 30, 1995, marketable securities and other investments are classified as available-for-sale and as such unrealized gains and losses are reported as a separate component of shareholders' equity until realized.
Dividend income, interest income, and prepayment losses on debt securities are accrued as earned. The Company uses specific identification to determine the fair value of marketable securities and other investments.

  Marketable securities and other investments were comprised of the following at April 30:

             Description                              1995        1994
RJR Nabisco             Preferred Stock          $              $154,000
Glaxo                   Preferred Stock          -              307,000
Sears Mtg. Securities   ARM (Reverse Repurchase
                          Agreement)             -              3,917,000
Sears Mtg. Securities   ARM (Reverse Repurchase  -              6,442,000
                          Agreement)
First Colonial Bank     Common Stock             5,000          5,000

Total cost                                       5,000          $10,825,000

Gross unrealized holding gains                   20,000

Fair Value                                       $25,000



  Prior to the adoption of Statement 115, the Company recorded unrealized gains and losses in accordance with Statement of Financial Accounting Standards No. 12, Accounting for Certain Marketable Securities. The 1994 balance sheet included a write down to aggregate market value of $290,000.

3 NOTE PAYABLE

  On April 1, 1992 and June 18, 1993 the Company entered into two reverse repurchase agreements ("Repos") to finance an Adjustable Rate Mortgage ("ARM") portfolio aggregating $6,205,000 and $8,059,000, respectively. Each ARM was leveraged at a financing to equity ratio of 9:1. Accordingly, the Company invested $635,000 and $604,000 and entered into notes payable for $5,570,000, and $7,455,000, respectively. The interest rate charged on the notes payable is the London Interbank Offered Rate ("LIBOR") and ranged from 3.75% to 4.56%. As of April 30, 1995 the Company has liquidated all of the reverse repurchase agreements and the associated notes payable.

  Each ARM, which was pledged as collateral against the respective note payable, earned interest at the LIBOR rate plus 135 basis points and such interest was paid monthly. Total interest costs incurred on notes payable for the years ended April 30, 1995, 1994 and 1993 amounted to $310,000, $468,000 and $437,000, respectively.

4 LONG-TERM DEBT

  Long-term debt consisted of the following at April 30:
                                                           1995       1994
Amount due under non-competition agreements, payable in
  monthly installments of $3,256, without interest . .    $62,000   $101,000
Capital lease obligations, secured by specific equipment  37,000    33,000
                                                          99,000    134,000
Less current maturities. . . . . . . . . . . . .          (59,000)  (52,000)
  Total long-term debt . . . . . . . . . . . . .          $40,000   $82,000

  Maturities of long-term debt and capitalized lease obligations for each of the five years following April 30, 1995 are as follows:

                         1996                      $   59,000
                         1997                          31,000
                         1998                          5,000
                         1999                          4,000
                         2000                          -
                         Total obligations         $   99,000

      Total interest expense incurred on long term debt and capitalized lease obligations for the years ended April 30, 1995, 1994 and 1993 amounted to $3,000, $4,000 and $6,000, respectively.

5     INCOME TAXES

      As discussed in Note 1, the Company adopted Statement 109 as of May 1, 1992. The cumulative effect of this change in accounting for income taxes is $66,000 as of May 1, 1992 and is reported separately in the consolidated statement of operations for the year ended April 30, 1993.

  Income tax expense (benefit) attributable to net income (loss) from operations consists of:

                                        Current       Deferred
Total    Year ended April 30, 1995:
    U.S. Federal                        $        - $        - $       -
    State and local                          2,000          -      2,000
                                        $    2,000 $        - $    2,000

  Year ended April 30, 1994:
    U.S. Federal                        $        - $        - $        -
    State and local                          5,000          -      5,000
                                        $    5,000 $        - $    5,000

  Year ended April 30, 1993:
    U.S. Federal                        $(441,000) $(238,000) $(679,000)
    State and local                          2,000          -      2,000
                                        $(439,000) $(238,000) $(677,000)

  The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to operations for the following reasons:

                                           1995       1994       1993

  Computed expected tax benefit at 34%  $(208,200) $(324,700) $(374,000)
  State taxes, net of federal effect      (36,700)   (36,000)  (358,000)
  Dividends received deduction . .         (1,600)   (15,000)   (12,000)
  Increase in valuation allowance.         245,700    380,700     60,000
  Other net. . . . . . . . . . . .           2,800          -      7,000
                                        $    2,000 $    5,000 $(677,000)

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at April 30, 1995 are as follows:



                                        1995       1995     1994      1994
                                      Current  Non-current Current Non-current
  Valuation allowance of marketable
    equity securities and other
    investments. . . . . . . . .    $        - $        - $107,600  $       -
  Allowance for doubtful accounts       10,500          -   12,900          -
  Accrued vacation pay . . .            32,800          -   39,500          -
  Differences in tax and book
    depreciation of plant and
    equipment. . .                           -  (359,800)        -  (304,200)
  Differences in tax and book
    treatment of prepaid supplies .   (11,600)   (34,900) (17,000)   (35,200)
  Plant closing, principally due to
    accrual for financial reporting
    purposes                                 -         -         -         -
  Foreign tax credit carryforward            -    12,500         -    11,000
  Alternative minimum tax credit
   carryforwards                             -    75,000         -    83,000
  State net operating loss carryforward      -   223,600         -   180,000
  Net operating and other loss carryforward  -   774,100         -   405,000
  Other  . . . . . . . . . .                 -       200   (5,900)         -
    Total gross deferred tax asset      31,700   690,700   137,100   339,600
  Less valuation allowance            (31,700) (690,700) (137,100) (339,600)
       Net deferred tax asset         $      - $       - $       - $       -

A reconciliation of the valuation allowance for deferred taxes is as follows:

                                                 1995         1994

  Valuation allowance at beginning of year    $ 476,700    $  96,000
  Increase in allowance                         245,700      380,700

  Valuation allowance at end of year          $ 722,400    $ 476,700


  At April 30, 1995 the Company has alternative minimum tax credit carryforwards of approximately $75,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period, in addition the Company also has foreign tax credit carryforwards of approximately $14,200 which are available to reduce future foreign income taxes, if any,which begin to expire in 1997. The Company also has net operating loss carryforwards for state purposes of $3,772,000 which are available to offset future state taxable income, if any, through the year 2010. The
Company has net operating loss carryforwards for federal purposes of $1,793,000 which are available to offset future federal taxable income, if any, through the year 2010.

6   OPTIONS

  Pursuant to the terms of two Promissory Notes each dated April 26, 1988, issued by the Company to Mimi G. Duncan, the wife of J. Russell Duncan, Chairman of the Board and a director of the Company, which Promissory Notes have been repaid in full, the Company granted Mrs. Duncan options to purchase an aggregate of 233,333 shares of the Company's Class A common stock ("Class A Stock") at $0.6738 per share, 115% of the average of the closing "bid" and "ask" quotations for a share of such Common Stock on the date of grant. On June 19, 1989, Mrs. Duncan, exercised options to purchase 66,666 shares of the Company's Class A Stock and acquired the same for a purchase price of $45,000. The unexercised options granted to Mrs. Duncan were to expire on April 26, 1995. On April 19, 1995 the board of directors elected to extend Mrs. Duncans' options to April 26, 1999 at a price of $0.6738 per share.

  In accordance with the terms of an Executive Employment Agreement dated as of April 12, 1989, between the Company and L. Michael McGurk, the then Vice President and Secretary of the Company, and a Stock Option Agreement dated as of April 12, 1989, between the Company and Lance H. Duncan, the then President of the Company, the Company granted each of Messrs. McGurk and Duncan options to purchase 100,000 shares of the Company's Class A Stock at $1.125 per share, the average of the closing "bid" and "ask" quotations for a share of the Company's Class A Stock on the date of grant. The options granted to Messrs. McGurk and Duncan expire on April 12, 2000.


7  STOCK OPTION PLAN

  In accordance with the Milastar Corporation Stock Option Plan (the "Option Plan") adopted at the March 4, 1991 Board of Directors meeting, options to purchase 200,000 shares of Class A Stock may be granted to directors, key employees and key consultants. The options granted under the Option Plan may be incentive or nonstatutory stock options and are subject to approval by a stock option committee (the "Committee") comprised of one or more disinterested persons and appointed by the Board of Directors. Nonstatutory options have a per share exercise price of not less than 85% of the fair market value of a share of Class A Stock on the effective date of the grant of the stock option while incentive options have a per share exercise price of not less than 100% of the fair market value of a share of Class A Stock on the effective date of the grant. Options are exercisable in such installments and during such period as may be fixed by the Committee at the time of grant, but no option is exercisable after the expiration of ten years from the date of grant of such option.

Transactions for 1995, 1994 and 1993 are as follows:

                                           1995        1994         1993
  Options outstanding May 1               156,666     156,666      156,666
  Granted
  Exercised
  Canceled
  Options outstanding at April 30         156,666     156,666      156,666
  Option price range at April 30        $   .9609   $   .9609    $   .9609
                                              to         to            to
                                           1.0570      1.0570       1.0570
  Options exercisable at April 30         156,666     156,666      156,666
  Options available for grant at
   April 30                                43,334      43,334       43,334

8 RELATED PARTY TRANSACTIONS

  The Company entered into two Note Agreements during fiscal 1993. The first note of $76,000 is dated October 1, 1992, bears interest at 8.0% and is due in 48 monthly installments commencing June 1, 1994. The note is between the Company and Sound Techniques, Inc., a Subchapter S Corporation wholly-owned by J. Russell Duncan, chairman of the Board and a director of the Company. Lance H. Duncan, the son of J. Russell Duncan and a director of the Company, is President of Sound Techniques, Inc. The note resulted from advances to and payments by the Company on behalf of Sound Techniques, Inc. On April 18, 1995 the entire balance of the note which consisted of $76,000 in principal and $17,000 in interest was paid by Sound Techniques, Inc.

  The second note is between the Company and L. Michael McGurk, President, Chief Operating Officer and a director of the Company who, with the encouragement of the Company, bought 15,000 shares of Milastar Class A Common Stock and entered into a note with the Company. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note is due on August 15, 1995. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note.

  Total interest income related to these notes for the fiscal years ended April 30, 1995, 1994 and 1993 amounted to $10,000, $6,000 and
$5,000, respectively.

  During fiscal 1995 the Company entered into a series of note payable transactions which at April 30, 1995 had a balance of $345,000 payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bear a interest rate of 8% and are payable on demand. The Company classifies the notes payable as a current liability. Total interest expense related to this note payable was $23,000 for fiscal 1995.


9 LOSS PER COMMON SHARE

  The computation of loss per share for the years ended April 30, 1995, 1994 and 1993 is as follows:

                                              1995        1994        1993
Weighted average shares of Class A Stock
  outstanding. . . . . . . . .              2,738,264   2,738,264   2,738,264
Dilutive effect of stock options after
  application of treasury stock method . .

Weighted average shares of Class A Stock
  outstanding during the period             2,738,264   2,738,264   2,738,264


  The Company also had 968,473 shares of Class B Stock issued and outstanding at April 30, 1993, which did not participate in earnings or dividends until a liquidation preference of $6,690,000 has been satisfied in favor of the Class A Stock. At April 30, 1993 the liquidation preference had not been satisfied and therefore the Class B Stock was not included in the earnings per share calculation.

10 .TREASURY STOCK

  In April 1994, the Company purchased all of its 968,473 issued and outstanding Class B Common Shares for cash consideration amounting to $200,000. On August 10, 1994 in an Information Statement distributed to the stockholders, the Company eliminated the 2,500,000 authorized shares of Class B Common Stock. The Company purchased 178 shares of its Class A Stock at prevailing market prices ($214 total value) during fiscal 1993. The Company recorded the Class A shares as treasury stock.

11 .OPERATING LEASE COMMITMENTS

  Leased property is comprised of Company automobiles, plant equipment and a building. The building represents the majority of future minimum rental payments. The lease is renewable and provides for the Company to pay all real estate taxes and maintenance expenses.

  Future minimum rental payments under noncancelable operating leases, excluding real estate taxes, are as follows:

                1996                            $  106,000
                1997                                93,000
                1998                                81,000
                1999                                76,000
                2000                                76,000
                Thereafter                         117,000
                                                $  549,000

  Total rent expense, excluding real estate taxes, for the fiscal years ended April 30, 1995, 1994 and 1993 was $155,000, $162,000 and $131,000, respectively.



Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
  None
                                 PART III

Item 10. Directors and Executive Officers of the Registrant

  Certain of the information respecting Registrant's executive officers required by this Item is set forth under the caption "Executive Officers of Registrant" in Item 4, Part I. Other information respecting the executive officers, as well as the required information for directors, will be contained in the Information Statement, and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.

Item 11. Executive Compensation

  The information required by this Item will be contained in the Information Statement, and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

  The information required by this Item will be contained in the Information Statement, and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.

Item 13. Certain Relationships and Related Transactions

  Certain information required by this Item is set forth under the caption "Related Party Transactions" in Part II, Item 8, Note 8. Other information required by this Item will be contained in the Information Statement, and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K
  (a)  The following documents are filed as part of this report:


  1.  Financial Statements
      Independent Auditors' Report
      Consolidated Balance Sheets at April 30, 1995 and 1994 Consolidated Statements of Operations for the three years ended April 30, 1995
      Consolidated Statements of Cash Flows for the three years
        ended April 30, 1995
      Consolidated Statements of Changes in Stockholders' Equity
        for the three years ended April 30, 1995
      Notes to Consolidated Financial Statements

  2.  Financial Statement Schedules
      Schedule VIII-Valuation and Qualifying Accounts

      Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

  3.  Exhibits

INDEX TO                        EXHIBITS

 Exhibit
   No.                       Description


 3.1 Certificate of Incorporation, as amended, a copy of which was filed as Exhibit (1) to Registrant's
     Registration Statement on Form 10 dated August 27,
     1970 and, by this reference, such Exhibit is incorporated herein

 3.2 By-laws, as amended a copy of which was filed as Exhibit 1(2) to Registrant's Registration Statement on
     Form 10 dated August 27, 1970 and, by this reference, such Exhibit is incorporated herein

 3.3 Certificate of Amendment to Certificate of Incorporation, a copy of which was filed as Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1984 and, by this reference, such Exhibit is incorporated herein

 3.4 Certificate of Amendment to Restated Certificate of
     Incorporation a copy of which was filed as Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1987 and, by this reference, such Exhibit is incorporated herein

 3.5 Certificate of Amendment to Certificate of Incorporation of
     Milastar Corporation, a copy of which was filed as Exhibit 3.5 to Registrant's Form 10-Q for the quarter ended January 31, 1989 and, by this reference, such Exhibit is incorporated herein

10.1 Agreement and Plan of Reorganization, dated as of March 11, 1983, between Registrant and certain wholly-owned subsidiaries to Steego Corporation, a copy of which was included as Exhibit A to Registrant's definitive Proxy Statement dated April
     15, 1983 relating to a Special Meeting of Stockholders held on May 6, 1983, as filed with the Securities and Exchange Commission pursuant to Regulation 14A and, by this reference, such Exhibit is incorporated herein

10.2 Asset Purchase Agreement dated as of March 25, 1985, between
     Registrant and Flame Industries, Inc.,
     a copy of which was filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 29,
     1985 and, by this reference, such Exhibit is incorporated herein

10.3 Stock Purchase Agreement dated June 21, 1988, among Industrial Equity (Pacific) Limited, a Hong Kong
     Corporation, its wholly-owned subsidiary Auckland
     Pension Funds Limited, a New Zealand corporation, and the registrant, a copy of which was filed as Exhibit
     A  to Registrant's Information Statement dated August
     25, 1988 and by this reference such Exhibit is incorporated herein

10.4 Executive Employment Agreement dated as of April 12, 1989 by and between the Registrant and L.
     Michael McGurk, a copy of which was filed as Exhibit 10.4 to Registrant's Form 10-K for the fiscal year ended April 30, 1989 and, by this reference, such Exhibit is incorporated herein

10.5 Stock Option Agreement dated as of April 12, 1989 by and between the Registrant and Lance H. Duncan a copy of which was filed as Exhibit 10.5 to Registrant's
     Form 10-K for the fiscal year ended April 30, 1989 and, by this reference, such Exhibit is incorporated herein

10.6 Milastar Corporation Stock Option Plan dated as of March 4,
     1991 a copy of which was filed as Exhibit 10.6      to Registrant's
     Form 10-K for the fiscal year ended April 30, 1991 and, by
     this reference, such Exhibit                   is incorporated herein

10.7 Asset Purchase Agreement dated as of November 8, 1991 by and among Flame Metals Processing
     Corporation, a Delaware Corporation and a wholly-owned subsidiary of the Registrant, Getchell Steel Treating Company, Inc., a Minnesota corporation, Woodrow C. Lindstrom and William C. Lindstrom, a copy of which was filed as
     Exhibit 10.7 to the Registrant's current report on Form 8-K dated November 15, 1991 and, by this reference, such Exhibit is incorporated herein

                         INDEX TO EXHIBITS
                            (continued)
Exhibit
  No.                        Description


10.8 Executive Employment Agreement dated as of April 13, 1992 by and between Registrant and L. Michael
     McGurk

10.9 Melonite Agreement dated November 6, 1992 between Flame Metals Processing Corporation, a wholly owned subsidiary of the Registrant, and Kolene Corporation, a Michigan corporation, a copy of which was filed as Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended April 30, 1994 and by this reference, such Exhibit is incorporated herein

22.1 List of Subsidiaries

(b) Reports on Form 8-K:  None

                                                              Schedule VIII
                     MILASTAR CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                                           Additions
                          Balance    Charged to Charged to          Balance
                        at beginning costs and    other             at end
                          of year     expenses  accounts Deductions of year

Allowance for doubtful accounts:

April 30, 1995            $32,000    $         $          $6,000    $26,000

April 30, 1994            $115,000   $         $(68,000)  $15,000   $32,000

April 30, 1993            $109,000   $48,000   $(9,000)   $33,000   $115,000


(1) Direct write-off of accounts deemed uncollectible.
(2) Amount represents allowance for doubtful accounts purchased in the Getchell Acquisition.




                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            MILASTAR CORPORATION
                                                (REGISTRANT)


                                       By:  /s/ J. RUSSELL DUNCAN
                                            J. Russell Duncan
                                            Chairman of the Board


Dated:  July 28, 1995



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 28, 1995.





    /s/ J. RUSSELL DUNCAN                      /s/ L. MICHAEL McGURK
    J. Russell Duncan, Chairman of the Board   L. Michael McGurk
    (Chief Executive and Principal             President, Chief Operating
    Financial and Accounting Officer)          Officer and Director







     /s/ LANCE H. DUNCAN                       /s/ C. PAUL JOHNSON
     Lance H. Duncan                           C. Paul Johnson
     Secretary and Director                    Director