Form 10-Q
period 1995-07-31
MILASTAR CORP
filed 1995-09-01
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 1995        Commission File Number: 0-5105




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


                  Not Applicable
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

At July 31, 1995, 2,738,264 shares of common stock of the Registrant were issued and outstanding.











                           MILASTAR CORPORATION AND SUBSIDIARIES



                      PART I

Item 1.  Financial Statements

    The condensed financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995.

    The condensed financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company for the periods presented.





















               MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                    July 31,                             April 30,
                                                      1995                        1995
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .                      348,000                  365,000
  Marketable securities and other investments, at fair value . . .           25,000                   25,000
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $31,000
   (July 31, 1995) and $26,000 (April 30, 1995). . . . . . . . .            915,000                1,070,000
   Other . . . . . . . . . . . . . . . . . . . . . . .                        5,000                    4,000
  Inventory. . . . . . . . . . . . . . . . . . . . . .                      136,000                  192,000
  Prepaid expenses and other . . . . . . . . . . . . .                      249,000                  255,000
    Total current assets . . . . . . . . . . . . . . .                    1,678,000                1,911,000

Property, plant and equipment:
  Land . . . . . . . . . . . . . . . . . . . . . . . .                      199,000                  199,000
  Buildings and improvements . . . . . . . . . . . . .                      705,000                  605,000
  Equipment. . . . . . . . . . . . . . . . . . . . . .                    4,275,000                4,178,000
                                                                          5,179,000                4,982,000
   Less accumulated depreciation . . . . . . . . . . .                   (2,082,000)              (1,962,000)
                                                                          3,097,000                3,020,000
Other assets:
  Non-compete agreement. . . . . . . . . . .                                 72,000                   86,000
  Building held for sale, net of valuation allowance .                      268,000                  298,000

    Total assets . . . . . . . . . . . . . .                              5,115,000                5,315,000


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable  (shareholder). . . . . . . . . . . . .         $            335,000     $            345,000
  Current maturities of long-term debt . . . . . . . .                       59,000                   59,000
  Accounts payable . . . . . . . . . . . . . . . . . .                      307,000                  483,000
  Income taxes payable . . . . . . . . . . . . . . . .                        5,000                    5,000
  Accrued payroll and benefits . . . . . . . . . . . .                      184,000                  201,000
  Accrued real estate taxes. . . . . . . . . . . . . .                      108,000                  145,000
  Other accrued liabilities. . . . . . . . . . . . . .                      183,000                  172,000
    Total current liabilities. . . . . . . . . . . . .                    1,181,000                1,410,000

Long-term debt, less current maturities. . . . . . . .                       29,000                   40,000

    Total liabilities. . . . . . . . . . . . . . . . .                    1,210,000                1,450,000

Stockholders' equity:
  Preferred stock, $1.00 par value; authorized 5,000,000 shares, none issued. . . . . . . . . . . . . . . . . . . .
  Common stock,  $.05 par value;  Authorized 7,500,000 shares, issued and outstanding 2,738,264 shares at July 31, 1995
   and April 30, 1995. . . . . . . . . . . . . . . . .                      137,000                  137,000
  Note receivable from officer . . . . . . . . . . . .                      (20,000)                 (20,000)
  Unrealized holding gains on marketable securities. . . . . . .             20,000                   20,000
  Additional paid-in capital . . . . . . . . . . . . .                    1,666,000                1,666,000
  Retained earnings. . . . . . . . . . . . . . . . . .                    2,102,000                2,062,000
   Total stockholders' equity. . . . . . . . . . . . .                    3,905,000                3,865,000
    Total liabilities and stockholders' equity . . . . . . . . .          5,115,000                5,315,000

              MILASTAR CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended July 31,
                           (Unaudited)

                                                      1995                        1994

Net Sales. . . . . . . . . . . . . . . . . . . . . . .                    1,931,000                1,585,000
Cost of Sales. . . . . . . . . . . . . . . . . . . . .                    1,420,000                1,306,000

Gross margin . . . . . . . . . . . . . . . . . . . . .                      511,000                  279,000
Selling general and administrative expenses. . . . . .                      425,000                  462,000
Amortization of non-compete agreement. . . . . . . . .                       14,000                   14,000

Operating income (loss). . . . . . . . . . . . . . . .                       72,000                 (197,000)

Other income (expense):
      Dividend and interest income . . . . . . . . . .                        6,000                  143,000
      Interest expense . . . . . . . . . . . . . . . .                       (8,000)                (100,000)
      Net loss on sale of marketable securities. . . . . . . . .                                     (37,000)
      Unrealized market loss on valuation of building held for sale.        (30,000)
          Total other income (expense). . . . . . . . .                     (32,000)                   6,000

Income (loss) before provision for income taxes. . . . . . . . .             40,000                 (191,000)
Provision for income taxes . . . . . . . . . . . . . .


Net income (loss). . . . . . . . . . . . . . . . . . .                       40,000                 (191,000)

Net income (loss) per common share:. . . . . . . . . .                       $  .01                  $  (.07)

Weighted average number of common shares
      outstanding during the period. . . . . . . . . .                    2,738,264                2,738,264

                MILASTAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                     Three Months Ended July 31,
                             (Unaudited)


                                                          1995                    1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . .            40,000                (191,000)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization . . . . . . .           134,000                 120,000
   Unrealized market loss on valuation of
     building held for sale. . . . . . .                  30,000

  Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . .           154,000                (93,000)
   Inventory . . . . . . . . . . . . . . . . .            56,000                (31,000)
   Prepaid supplies and other assets . . . . .             6,000                (64,000)
   Accounts payable and accrued expenses . . .          (219,000)                15,000
   Income taxes payable. . . . . . . . . . . .

  Net cash provided (used) by operating activities       201,000               (244,000)

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment.          (197,000)               (62,000)
   Proceeds from sale of marketable securities and other
    investments (classified as available-for-sale) . .                          955,000

  Net cash provided (used) by investing activities .    (197,000)               893,000

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt. . . .           (11,000)               (12,000)
   Reduction of note payable - repo. . . . . .                                 (960,000)
   Proceeds from issuance of note payable - shareholder                                           175,000
   Reduction of note payable - shareholder . .           (10,000)

  Net cash used by financing activities. . . .           (21,000)              (797,000)

  NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS . . . . . . . . . . . . . . . .           (17,000)              (148,000)
  CASH AND CASH EQUIVALENTS BALANCE AT BEGINNING
   OF YEAR . . . . . . . . . . . . . . . . . .           365,000                247,000
  CASH AND CASH EQUIVALENTS BALANCE AT END OF
   FIRST QUARTER . . . . . . . . . . . . . . .           348,000                 99,000

  Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
    Interest . . . . . . . . . . . . . . . . .             1,000                100,000

    Income taxes . . . . . . . . . . . . . . .


         MILASTAR CORPORATION AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Flame Metals Processing Corporation which was acquired in May 1985,
Northwest Engineering Labs, Inc. which was acquired in October 1988 and Milastar Services Corporation. In consolidation, all significant intercompany accounts and transactions are eliminated.

  Cash and cash equivalents   The Company considers cash equivalents
to include all investments purchased with an original maturity of 90 days or less which have virtually no risk of loss of value of the principal amount of the investment.

  Marketable securities and other investments   Marketable securities as
of July 31, 1995, consist of equity securities. The Company adopted the provisions of Statement of Accounting Standards No. 115, Accounting for
Certain Investments in Debt and Equity Securities (Statement 115) on  May
1, 1994. Under Statement 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums of discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

  Property, plant and equipment   Property, plant and equipment are
carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts, and any gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized and deduction is made for retirements resulting from the renewals or betterments.

  The estimated useful lives of the fixed assets are as follows:

              Buildings                  35 years
              Equipment             5 to 12 years
              Vehicles               3 to 5 years

       Other assets   Other assets are comprised of two five-year non-
competition agreements which are being amortized over 60 months using the straight-line method and the Minneapolis building which is being held out for sale.

       Income taxes   In February 1992, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Effective May 1, 1992, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of earnings.

2      MARKETABLE SECURITIES AND OTHER INVESTMENTS

       Marketable securities and other investments consists of bonds and common stock and are being used to invest excess cash until an appropriate acquisition or operating need arises. In accordance with Statement 115 they are classified as available-for-sale and as such unrealized gains and losses are reported as a separate component of shareholders' equity until realized. Dividend income, interest income, and prepayment losses on debt securities is accrued as earned. The Company uses specific identification to determine the fair value of marketable securities and other investments.

       Marketable securities and other investments was comprised of the following at July 31, 1995 and 1994:

                   Description                         1995         1994
RJR Nabisco            Preferred Stock             $         0 $   154,000
Glaxo                  Preferred Stock                       0     306,000
Sears Mtg. Sec         ARM (Reverse Repurchase
                           Agreement)                        0   3,566,000
Sears Mtg. Sec         ARM (Reverse Repurchase
                           Agreement)                            5,876,000
First Col Bank Shares  Common Stock                      5,000       5,000

Total cost                                               5,000   9,907,000

Gross unrealized holding losses                              0   (327,000)

Gross unrealized holding gains                          20,000      21,000

Fair value                                              25,000   9,601,000


3      RELATED PARTY TRANSACTIONS

       The Company entered into two Note Agreements during fiscal 1993. The first note of $76,000 is dated October 1, 1992, bears interest at 8.0% and is due in 48 monthly installments commencing June 1, 1994. The note is between the Company and Sound Techniques, Inc., a Subchapter S
Corporation wholly-owned by J. Russell Duncan, chairman of the Board and a director of the Company. Lance H. Duncan, the son of J Russell Duncan and a director of the Company is President of Sound Techniques, Inc. The note resulted from advances to and payments by the Company on behalf of Sound Techniques, Inc. On April 18, 1995 the entire balance of the note, which consisted of $76,000 in principal and $17,000 in interest, was paid by Sound Techniques, Inc.

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

       Total interest income related to these notes for the quarters ended July 31, 1995 and July 31, 1994 was $300 and $2,000, respectively.

4      NOTE PAYABLE

       On April 1, 1992 and June 18, 1993 the Company entered into two reverse repurchase agreements ("Repos") to finance an Adjustable Rate
Mortgage ("ARM") portfolio aggregating $6,205,000 and $8,059,000, respectively. Each ARM was leveraged at a financing to equity ratio of approximately 9:1. Accordingly, the Company invested $635,000 and $604,000 and entered into note payables for $5,570,000 and $7,455,000, respectively. The interest rate charged on the notes is the London Interbank Offered Rate (LIBOR) and ranged from 3.75% to 4.56%. Each ARM, which was pledged as collateral against the respective note payable, earned interest at the LIBOR rate plus 135 basis points and such interest was paid monthly.
As of April 30,1995 the Company has liquidated all of the reverse agreements and the associated notes payable. Total interest expense related to these notes for the quarters ended July 31, 1995 and July 31, 1994 was $0 and $96,000, respectively.

       During fiscal 1995 the Company entered into a series of notes payable totalling $344,000 payable to J. Russell Duncan, Chairman of the Board and a Director of the Company. The notes bear an interest rate of 8% and are payable on demand. The Company classifies the notes payable as a current liability. Total interest expense related to this note for the quarters ended July 31, 1995 and July 31, 1994 was $8,000 and $4,000, respectively.

5      INCOME TAXES

       The Company has provided for current income taxes on earnings at the appropriate statutory state and federal rates applicable to such earnings, and any deviation is solely the result of book/tax differences arising mainly from the recognition of tax depreciation expense.

6      EARNINGS PER COMMON SHARE

       The computation of earnings per share is as follows:

                                                       Three Months Ended
                                                            July  31,
                                                      1995           1994

Weighted average number of shares of series
 A Common stock outstanding. . . . . . . . .        2,738,264      2,738,264

Dilutive effect of stock options after
 application of treasury stock method. . . .                0              0

Weighted average number of shares of Class A
 common stock outstanding during the period.        2,738,264      2,738,264

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months Ended July 31, 1995 Compared to Three Months Ended
July 31, 1994. The Company recorded sales of $1,931,000 during the first quarter of fiscal 1995 as compared to $1,585,000 for the same period last year, a $346,000 (22%) increase. The increase is primarily attributable to improved equipment utilization, the addition of new customer accounts and significantly increased volume with existing customers.

     Cost of sales of $1,420,000 (74% of net sales) increased $114,000 (9%) from $1,306,000 (82% of net sales) for the same period a year earlier. The increased cost of sales is a function of the higher sales. The decrease relative to sales is the result of improved labor efficiency and the absorption of fixed costs. Gross margin improved significantly to $511,000 compared to $279,000 in the prior year first quarter.

     Selling, general and administrative expenses of $425,000 (22% of net sales) decreased $37,000 (8%) from $462,000 (29% of net sales) recorded during the first quarter of fiscal 1995. The decrease is primarily the result of the elimination of Jardun Apparel Corp. expenses. The reduction of selling and G&A expenses, with a 22% increase in sales, is the result of management's focus on overhead expenses.

     The Company recorded operating income of $72,000 in the first quarter of fiscal 1996 as compared to an operating loss of $197,000 recorded in the prior year first quarter. The operating turnaround is primarily the result of improved gross margin on higher net sales.

     Total other expense amounted to $32,000 in the first quarter of fiscal 1996 compared to other income of $6,000 in the first quarter of last year.
The decrease was a combination of reduced net dividend and interest income ($41,000) and a loss in the previous quarter ($37,000) on a reverse repurchase agreement. In addition, the current quarter included a write down on the valuation of a building held for sale of $30,000.

Liquidity and Capital Resources

     At July 31, 1995, the Company's working capital was $497,000 compared to $501,000 at April 30, 1995 and the ratio of current assets to current liabilities was 1.4 to 1 for both reporting dates. Cash, marketable securities and other investments and current receivables represented 77% (76% at April
30, 1995) and 25% (27% at April 30, 1995) of total current assets and total assets, respectively. During the first quarter of fiscal 1996 cash provided by operating activities amounted to $201,000 compared to $244,000 used in the first quarter of fiscal 1995. Cash requirements for the first quarter of fiscal 1996 were funded primarily from operations.


                      PART II

Items 1 thru 5

     No response to these items is furnished, since in each case the appropriate response would be either not applicable or none.

Item 6.      Exhibits and Reports on Form 8-K

   (a)       Exhibits:  None

   (b)       Reports on Form 8-K:  None


                 MILASTAR CORPORATION AND SUBSIDIARIES


                     S I G N A T U R E


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this interim report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MILASTAR CORPORATION



                                                /s/ J. RUSSELL DUNCAN
                                                 J. Russell Duncan
                                               Chairman of the Board
                                          (Chief Executive and Principal
                                         Financial and Accounting Officer)

                                              Dated:  August 31, 1995