Form 10-Q
period 1995-10-31
MILASTAR CORP
filed 1995-12-04
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                      FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 1995      Commission File Number: 0-5105




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

At October 31, 1995, 2,738,264 shares of common stock of the Registrant were issued and outstanding.











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





















               MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                                       October 31,                April 30,
                                                                          1995                       1995
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .         $            264,000     $            365,000
  Marketable securities and other investments, at fair value . . . . . .     25,000                   25,000
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $37,000
   (October 31, 1995) and $26,000 (April 30, 1995) . . . . . . .            827,000                1,070,000
   Other . . . . . . . . . . . . . . . . . . . . . . .                        5,000                    4,000
  Inventory. . . . . . . . . . . . . . . . . . . . . .                      171,000                  192,000
  Prepaid expenses and other . . . . . . . . . . . . .                      197,000                  255,000
    Total current assets . . . . . . . . . . . . . . .                    1,489,000                1,911,000

Property, plant and equipment:
  Land . . . . . . . . . . . . . . . . . . . . . . . .                      199,000                  199,000
  Buildings and improvements . . . . . . . . . . . . .                      646,000                  605,000
  Equipment. . . . . . . . . . . . . . . . . . . . . .                    4,457,000                4,178,000
                                                                          5,302,000                4,982,000
   Less accumulated depreciation . . . . . . . . . . .                  (2,203,000)              (1,962,000)
                                                                          3,099,000                3,020,000
Other assets:
  Non-compete agreement. . . . . . . . . . .                                 58,000                   86,000
  Building held for sale, net of valuation allowance .                      268,000                  298,000

    Total assets . . . . . . . . . . . . . .                     $        4,914,000     $          5,315,000


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable  (shareholder). . . . . . . . . . . . .           $          285,000     $            345,000
  Current maturities of long-term debt . . . . . . . .                       59,000                   59,000
  Accounts payable . . . . . . . . . . . . . . . . . .                      230,000                  483,000
  Income taxes payable . . . . . . . . . . . . . . . .                        5,000                    5,000
  Accrued payroll and benefits . . . . . . . . . . . .                      140,000                  201,000
  Accrued real estate taxes. . . . . . . . . . . . . .                       72,000                  145,000
  Other accrued liabilities. . . . . . . . . . . . . .                      187,000                  172,000
    Total current liabilities. . . . . . . . . . . . .                      978,000                1,410,000

Long-term debt, less current maturities. . . . . . . .                       48,000                   40,000

    Total liabilities. . . . . . . . . . . . . . . . .                    1,026,000                1,450,000

Stockholders' equity:
  Preferred stock, $1.00 par value; authorized 5,000,000 shares, none issued
  Common stock,  $.05 par value;  Authorized 7,500,000 shares, issued and
   outstanding 2,738,264 shares at October 31, 1995 and April 30, 1995      137,000                  137,000

  Note receivable from officer . . . . . . . . . . . .                     (20,000)                 (20,000)
  Unrealized holding gains on marketable securities. . . . . . .             20,000                   20,000
  Additional paid-in capital . . . . . . . . . . . . .                    1,666,000                1,666,000
  Retained earnings. . . . . . . . . . . . . . . . . .                    2,085,000                2,062,000
   Total stockholders' equity. . . . . . . . . . . . .                    3,888,000                3,865,000

    Total liabilities and stockholders' equity . . . . . . . . .     $    4,914,000      $         5,315,000

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                           Three Months Ended                     Six Months Ended
                                               October 31,                          October 31,
                                            1995          1994                1995               1994

Net Sales . . . . . . . . . . . . . . $  1,715,000  $   1,630,000    $     3,646,000     $     3,215,000
Cost of Sales . . . . . . . . . . . .    1,267,000      1,334,000          2,687,000           2,640,000

Gross margin. . . . . . . . . . . . .      448,000        296,000            959,000             575,000
Selling general and admin expenses .       447,000        462,000            872,000             924,000
Amortization of non-compete agreement.      14,000         14,000             28,000              28,000

Operating income (loss) . . . . . . .     (13,000)      (180,000)             59,000           (377,000)

Other income (expense):
 Dividend and interest income . . . .        4,000        139,000             10,000             282,000
 Interest expense . . . . . . . . . .      (8,000)      (109,000)           (16,000)           (209,000)
 Unrealized loss on valuation of
      building held for sale . .                                            (30,000)
 Net gain (loss) on sale of
      marketable securities . .                             9,000                               (28,000)
            Total other income (expens     (4,000)         39,000           (36,000)              45,000
Income (loss) before income taxes . .     (17,000)      (141,000)             23,000           (332,000)
Provision (benefit) for income taxes.

Net income (loss) . . . . . . . . . . $   (17,000)  $   (141,000)    $        23,000     $     (332,000)

Net income (loss) per common share. .       $(.01)         $(.05)               $.01              $.(12)

Weighted average number of shares
 outstanding during the period. . . .    2,728,264      2,738,264          2,728,264           2,738,264

               MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   Six Months Ended October 31,
                           (Unaudited)


                                                      1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . $        23,000     $ (332,000)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization . . . . . . .         269,000         240,000
   Net gain (loss) on sale of marketable securities                   (28,000)
   Unrealized market loss on valuation of building
       held for sale. . . . .                           30,000

  Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . .         243,000       (165,000)
   Inventory . . . . . . . . . . . . . . . . .          21,000        (41,000)
   Prepaid supplies and other assets . . . . .          58,000        (51,000)
   Accounts payable and accrued expenses . . .       (373,000)          96,000
   Income taxes payable. . . . . . . . . . . .

  Net cash provided (used) by operating activities     271,000       (281,000)

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment.       (320,000)       (395,000)
   Proceeds from sale of mkt securities and other
     investments (classified as available-for-sale)                  1,697,000

  Net cash provided (used) by investing activities   (320,000)       1,302,000

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt. .          47,000
   Principal payments on long-term debt. . . .        (39,000)        (23,000)
   Reduction of note payable - repo. . . . . .                      (1,340,000)
   Proceeds from issuance of note
       payable - shareholder. . . .                                    295,000
   Reduction of note payable - shareholder . .        (60,000)

  Net cash used by financing activities. . . .        (52,000)     (1,068,000)

  NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS . . . . . . . . . . . . . . . .       (101,000)         (47,000)
  CASH AND CASH EQUIVALENTS BALANCE AT BEGINNING
   OF YEAR . . . . . . . . . . . . . . . . . .         365,000         247,000
  CASH AND CASH EQUIVALENTS BALANCE AT END OF
   THE SECOND QUARTER. . . . . . . . . . . . . $       264,000     $   200,000

  Supplemental disclosures of cash flow information:
   Cash paid during the first half for:
    Interest . . . . . . . . . . . . . . . . . $         2,000     $   199,000

    Income taxes . . . . . . . . . . . . . . . $                   $

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

  Marketable securities and other investments   Marketable securities as of
October 31, 1995, consist of equity securities. The Company adopted the provisions of Statement of Accounting Standards No. 115, Accounting for
Certain Investments in Debt and Equity Securities (Statement 115) on May 1, 1994. Under Statement 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums of discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

       Marketable securities and other investments was comprised of the following at October 31, 1995 and 1994:

Description                                    1995                 1994

Sears Mtg. Securities             ARM                             3,403,000
Sears Mtg. Securities             ARM                             5,579,000
First Colonial Bank Shares    Common Stock       5,000                5,000

Total cost                                       5,000            8,987,000

Gross unrealized holding losses                                    (140,000)

Gross unrealized holding gains                  20,000               20,000

Fair value                                      25,000            8,867,000


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

       The second note is between the Company and L. Michael McGurk, President, Chief Operating Officer and a director of the Company who, with the encouragement of the Company, bought 15,000 shares of Milastar Class A
Common Stock and entered into a note with the Company. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 1997. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note.

       Total interest income related to these notes for the quarters ended October 31, 1995 and October 31, 1994 was $500 and $300, respectively.

4      NOTE PAYABLE

       On April 1, 1992 and June 18, 1993 the Company entered into two reverse repurchase agreements ("Repos") to finance an Adjustable Rate Mortgage
("ARM") portfolio aggregating $6,205,000 and $8,059,000, respectively.  Each
ARM was leveraged at a financing to equity ratio of approximately 9:1. Accordingly, the Company invested $635,000 and $604,000 and entered into note payables for $5,570,000 and $7,455,000, respectively. The interest rate charged on the notes is the London Interbank Offered Rate (LIBOR) and ranged from 3.75% to 4.56%. Each ARM, which was pledged as collateral against the respective note payable, earned interest at the LIBOR rate plus 135 basis points and such interest was paid monthly. As of April 30,1995 the Company has liquidated all of the reverse agreements and the associated notes payable.
Total interest expense related to these notes for the quarters ended October
31, 1995 and October 31, 1994 was $0 and $103,000, respectively.

       During fiscal 1995 the Company entered into a series of notes payable totaling $345,000 payable to J. Russell Duncan, Chairman of the Board and a Director of the Company. The notes bear an interest rate of 8% and are payable on demand. The Company classifies the notes payable as a current liability. Total interest expense related to this note for the quarters ended October 31, 1995 and October 31, 1994 was $7,000 and $3,000, respectively.

5      INCOME TAXES

       The Company has provided for current income taxes on earnings at the appropriate statutory state and federal rates applicable to such earnings, and any deviation is solely the result of book/tax differences arising mainly from the recognition of tax depreciation expense.

6      EARNINGS PER COMMON SHARE

       The computation of earnings per share is as follows:

                                                       Three Months Ended
                                                          October  31,
                                                        1995         1994

Weighted average number of shares of series
 A Common stock outstanding. . . .                   2,738,264     2,738,264

Dilutive effect of stock options after application
 of treasury stock method. . . . .

Weighted average number of shares of Class A
 common stock outstanding during the period .        2,738,264     2,738,264

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Three Months Ended October 31, 1995 Compared to Three Months Ended
October 31, 1994. The Company recorded sales of $1,715,000 during the second quarter of fiscal 1996 as compared to $1,630,000 for the same period last year, an $85,000 (5%) increase. The increase is primarily attributable to heat treating services provided on new products for existing customers.

 Cost of sales of $1,267,000 (74% of net sales) decreased $67,000 (5%) from $1,334,000 (82% of net sales) for the same period a year earlier. The decreased cost of sales is a the result of improved labor efficiency and decreased industrial gas usage which was accomplished by purchasing capital equipment. Gross margin improved significantly to $448,000 compared to $296,000 in the prior year second quarter.

 Selling, general and administrative expenses of $447,000 (26% of net sales) decreased $15,000 (3%) from $462,000 (28% of net sales) recorded during the second quarter of fiscal 1995. The decrease is primarily the result of reductions in payroll expenses. The reduction of selling and G&A expenses, with a 5% increase in sales, is the result of management's continued focus on overhead costs.

 The Company recorded an operating loss of $13,000 in the second quarter of fiscal 1996 as compared to an operating loss of $180,000 recorded in the prior year second quarter. The operating improvement is primarily the result of increased gross margin, which was achieved by reducing production costs while maintaining sales.

 Total other expense amounted to $4,000 in the second quarter of fiscal 1996 compared to other income of $39,000 in the second quarter of last year. The decrease was a primarily due to the absence of the differential on interest income and interest expense on the repo holdings which were sold in late fiscal 1995.

 Six Months Ended October 31, 1995 Compared to Six Months Ended October
31, 1994. The Company recorded sales of $3,646,000 during the first half of fiscal 1996 as compared to $3,215,000 for the same period last year, a $431,000 (13%) increase. The increase is primarily attributable to improved equipment utilization, the addition of new customer accounts and significantly increased volume with existing customers.

 Cost of sales of $2,687,000 (74% of net sales) increased $47,000 (2%) from $2,640,000 (82% of net sales) for the same period a year earlier. The increased cost of sales is a function of the higher sales. The decrease relative to sales is the result of improved labor efficiency, decreased supply usage and the absorption of fixed costs. Gross margin improved significantly to $959,000 compared to $575,000 in the prior year first half.

 Selling, general and administrative expenses of $872,000 (24% of net sales) decreased $52,000 (6%) from $924,000 (29% of net sales) recorded during the first half of fiscal 1996. The decrease is primarily the result of reductions in payroll expenses. The reduction of selling and G&A expenses, with a 13% increase in sales, is the result of management's focus on overhead expenses.

 The Company recorded operating income of $59,000 in the first half of fiscal 1996 as compared to an operating loss of $377,000 recorded in the same period last year. The operating turnaround is primarily the result of improved gross margin on higher net sales.

 Total other expense amounted to $36,000 in the first half of fiscal 1996 compared to other income of $45,000 in the same period last year. The decrease was a primarily due to the absence of the differential on interest income and interest expense on the repo holdings which were sold in late fiscal 1995.



Liquidity and Capital Resources

 At October 31, 1995, the Company's working capital was $511,000 compared to $501,000 at April 30, 1995 and the ratio of current assets to current liabilities was 1.5 to 1 and 1.4 to 1, respectively. Cash, marketable securities and other investments and current receivables represented 75% (76% at April 30, 1995) and 23% (27% at April 30, 1995) of total current assets and total assets, respectively. During the first half of fiscal 1996 cash provided by operating activities amounted to $271,000 compared to $281,000 used in the first half of fiscal 1995. Cash requirements for the first half of fiscal 1996 were funded primarily from operations.


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

                                 Dated: November 30, 1995