Form 10-Q
period 1996-01-31
MILASTAR CORP
filed 1996-03-11
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1996    Commission File Number: 0-5105




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


Registrant's telephone number, including area code (407) 655-9590


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

At January 31, 1996, 2,738,264 shares of common stock of the Registrant were issued and outstanding.











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





















               MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                  January 31,                          April 30,
                                                      1996                                      1995
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .                      199,000                  365,000
  Marketable securities and other investments, at fair value . . . . . .     35,000                   25,000
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $33,000
   (January 31, 1996) and $26,000 (April 30, 1995) . . . . . . .            694,000                1,070,000
   Other . . . . . . . . . . . . . . . . . . . . . . .                        6,000                    4,000
  Inventory. . . . . . . . . . . . . . . . . . . . . .                      175,000                  192,000
  Prepaid expenses and other . . . . . . . . . . . . .                      221,000                  255,000
    Total current assets . . . . . . . . . . . . . . .                    1,330,000                1,911,000

Property, plant and equipment:
  Land . . . . . . . . . . . . . . . . . . . . . . . .                      199,000                  199,000
  Buildings and improvements . . . . . . . . . . . . .                      651,000                  605,000
  Equipment. . . . . . . . . . . . . . . . . . . . . .                    4,561,000                4,178,000
                                                                          5,411,000                4,982,000
   Less accumulated depreciation . . . . . . . . . . .                  (2,324,000)              (1,962,000)
                                                                          3,087,000                3,020,000
Other assets:
  Non-compete agreement. . . . . . . . . . .                                 44,000                   86,000
  Building held for sale, net of valuation allowance .                      268,000                  298,000

    Total assets . . . . . . . . . . . . . .                              4,729,000                5,315,000


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable  (shareholder). . . . . . . . . . . . .                      171,000                  345,000
  Current maturities of long-term debt . . . . . . . .                       59,000                   59,000
  Accounts payable . . . . . . . . . . . . . . . . . .                      337,000                  483,000
  Income taxes payable . . . . . . . . . . . . . . . .                        5,000                    5,000
  Accrued payroll and benefits . . . . . . . . . . . .                      130,000                  201,000
  Accrued real estate taxes. . . . . . . . . . . . . .                       93,000                  145,000
  Other accrued liabilities. . . . . . . . . . . . . .                      229,000                  172,000
    Total current liabilities. . . . . . . . . . . . .                    1,024,000                1,410,000

Long-term debt, less current maturities. . . . . . . .                       35,000                   40,000

    Total liabilities. . . . . . . . . . . . . . . . .                    1,059,000                1,450,000

Stockholders' equity:
  Preferred stock, $1.00 par; auth 5,000,000 shares, none issued
  Common stock,  $.05 par; auth 7,500,000 shares, issued and
   outstanding 2,728,264 shares at 1/31/96 and 4/30/95 . . . . .            137,000                  137,000
  Note receivable from officer . . . . . . . . . . . .                     (20,000)                 (20,000)
  Unrealized holding gains on marketable securities. . . . . . .             30,000                   20,000
  Additional paid-in capital . . . . . . . . . . . . .                    1,666,000                1,666,000
  Retained earnings. . . . . . . . . . . . . . . . . .                    1,857,000                2,062,000
   Total stockholders' equity. . . . . . . . . . . . .                    3,670,000                3,865,000

    Total liabilities and stockholders' equity . . . . . . . . .          4,729,000                5,315,000

             MILASTAR CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                            Three Months Ended                           Nine Months Ended
                                                January 31,                                 January 31,
                                           1996              1995                 1996                     1995

Net Sales . . . . . . . . . . .          1,374,000        1,644,000             5,020,000                4,859,000
Cost of Sales . . . . . . . . .          1,180,000        1,327,000             3,867,000                3,967,000

Gross margin. . . . . . . . . .            194,000          317,000             1,153,000                  892,000
Selling general and admin expenses .       405,000          438,000             1,276,000                1,362,000
Amortization of non-comp agreement .        14,000           14,000                42,000                   42,000

Operating income (loss) . . . .          (225,000)        (135,000)             (165,000)                (512,000)

Other income (expense):
Dividend and interest income. .              4,000          146,000                14,000                  428,000
Interest expense. . . . . . . .            (8,000)         (94,000)              (24,000)                (303,000)
Unrealized loss on bdg held for sale                                             (30,000)
Net gain (loss) on sale of mkt sec. .                     (115,000)                                      (143,000)
Total other income (expense). .            (4,000)         (63,000)              (40,000)                 (18,000)

Income (loss) before income taxes . .    (229,000)        (198,000)             (205,000)                (530,000)
Provision (benefit) for income taxes. .

Net income (loss) . . . . . . .          (229,000)        (198,000)             (205,000)                (530,000)

Net income (loss) per common share. .        (.08)            (.07)                 (.07)                    (.19)

Weighted average number of shares
outstanding during the period .          2,738,264        2,738,264             2,738,264                2,738,264

               MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months Ended January 31,
                           (Unaudited)


                                                      1996                        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . .         (205,000)               (530,000)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization . . . . . . .           404,000                 360,000
   Net gain (loss) on sale of mkt securities. .                                  143,000
   Unrealized market loss on bldg held for sale. . .      30,000

  Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . .           374,000               (172,000)
   Inventory . . . . . . . . . . . . . . . . .            17,000                (71,000)
   Prepaid supplies and other assets . . . . .            34,000                   4,000
   Accounts payable and accrued expenses . . .         (212,000)               (109,000)

  Net cash provided (used) by operating act. .           442,000               (375,000)

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment.         (429,000)               (621,000)
   Proceeds from sale of mkt securities and other
    investments (classified as available-for-sale) .                           5,173,000

  Net cash provided (used) by investing activities     (429,000)               4,552,000

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt. .            47,000
   Principal payments on long-term debt. . . .          (52,000)                (36,000)
   Reduction of note payable - repo. . . . . .                               (4,662,000)
   Proceeds from issuance of NP - shareholder.                                   500,000
   Reduction of note payable - shareholder . .         (174,000)

  Net cash used by financing activities. . . .         (179,000)             (4,198,000)

  NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS . . . . . . . . . . . . . . . .         (166,000)                (21,000)
  CASH AND CASH EQUIVALENTS BALANCE AT
   BEGINNING OF YEAR . . . . . . . . . . . . .           365,000                 247,000
  CASH AND CASH EQUIVALENTS BALANCE AT
    END OF THE SECOND QUARTER. . . . . . . . .           199,000                 226,000

  Supplemental disclosures of cash flow information:
   Cash paid during the first three quarters for:
    Interest . . . . . . . . . . . . . . . . .             5,000                 301,000

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

  Marketable securities and other investments   Marketable securities as
of January 31, 1996, consist of equity securities. The Company adopted the provisions of Statement of Accounting Standards No. 115, Accounting for
Certain Investments in Debt and Equity Securities (Statement 115) on  May
1, 1994. Under Statement 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums of discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

  The estimated useful lives of the fixed assets are as follows:
              Buildings                  35 years
              Equipment             5 to 12 years
              Vehicles               3 to 5 years

       Other assets   Other assets are comprised of two five-year non-
competition agreements which are being amortized over 60 months using the straight-line method and the Minneapolis building which is being held for sale.

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

       Marketable securities and other investments was comprised of the following at January 31, 1996 and 1995:

Description                             1996                  1995

Sears Mtg. Securities
ARM (Reverse Repurchase Agreement)   5,234,000

First Colonial Bank Shares
Common Stock                             5,000                5,000

Total cost                               5,000            5,239,000

Gross unrealized holding losses

Gross unrealized holding gains          30,000               22,000

Fair value                              35,000            5,261,000


3      RELATED PARTY TRANSACTIONS

       The Company entered into two Note Agreements during fiscal 1993. The first note of $76,000 was dated October 1, 1992, beared interest at 8.0% and was due in 48 monthly installments commencing June 1, 1994. The note was between the Company and Sound Techniques, Inc., a Subchapter S
Corporation wholly-owned by J. Russell Duncan, chairman of the Board and a director of the Company. Lance H. Duncan, the son of J Russell Duncan and a director of the Company is President of Sound Techniques, Inc. The note resulted from advances to and payments by the Company on behalf of Sound Techniques, Inc. On April 18, 1995 the entire balance of the note, which consisted of $76,000 in principal and $17,000 in interest, was paid by Sound Techniques, Inc.

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

       Total interest income related to these notes for the quarters ended January 31, 1996 and January 31, 1995 was $500 and $300, respectively.

4      NOTE PAYABLE

       On April 1, 1992 and June 18, 1993 the Company entered into two reverse repurchase agreements ("Repos") to finance an Adjustable Rate
Mortgage ("ARM") portfolio aggregating $6,205,000 and $8,059,000, respectively. Each ARM was leveraged at a financing to equity ratio of approximately 9:1. Accordingly, the Company invested $635,000 and $604,000 and entered into note payables for $5,570,000 and $7,455,000, respectively. The interest rate charged on the notes was the London Interbank Offered Rate (LIBOR) and ranged from 3.75% to 4.56%. Each ARM, which was pledged as collateral against the respective note payable, earned interest at the LIBOR rate plus 135 basis points and such interest was paid monthly.
As of April 30, 1995 the Company has liquidated all of the reverse agreements and the associated notes payable. Total interest expense related to these notes for the quarters ended January 31, 1996 and January 31, 1995 was $0 and $86,000, respectively.

       During fiscal 1995 the Company entered into a series of notes payable totaling $345,000 payable to J. Russell Duncan, Chairman of the Board and a Director of the Company. The notes bear an interest rate of 8% and are payable on demand. The Company classifies the notes payable as a current liability. The balance of the note as of January 31, 1996 and January 31, 1995 was $171,000 and $345,000, respectively. Total interest expense related to this note for the quarters ended January 31, 1996 and January 31, 1995 was $5,000 and $8,000, respectively.

5      INCOME TAXES

       The Company has provided for current income taxes on earnings at the appropriate statutory state and federal rates applicable to such earnings, and any deviation is solely the result of book/tax differences arising mainly from the recognition of tax depreciation expense.

6      EARNINGS PER COMMON SHARE

       The computation of earnings per share is as follows:

                                                    Three Months Ended
                                                       January  31,
                                                    1996          1995

Weighted average number of shares of
 series A Common stock outstanding                2,738,264     2,738,264

Dilutive effect of stock options after
 application of treasury stock method

Weighted average number of shares of
 Class A common stock outstanding
 during the period                                2,738,264     2,738,264

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months Ended January 31, 1996 Compared to Three Months Ended January 31, 1995. The Company recorded sales of $1,374,000 during the third quarter of fiscal 1996 as compared to $1,644,000 for the same period last year, a $270,000 (16%) decrease. The decrease is primarily attributable to a softening economy. Several of the Company's key manufacturing customers have experienced lower bookings which have in turn translated into reduced out sourcing of heat treating orders.

     Cost of sales of $1,180,000 (86% of net sales) decreased $147,000 (11%) from $1,327,000 (81% of net sales) for the same period a year earlier. The decreased cost of sales is the result of reduced labor and decreased industrial gas usage which was accomplished through the purchase and installation of cost saving processing equipment. Gross margin decreased to $194,000 compared to $317,000 in the prior year third quarter.

     Selling, general and administrative expenses of $405,000 (29% of net sales) decreased $33,000 (8%) from $438,000 (27% of net sales) recorded during the third quarter of fiscal 1995. The decrease is primarily the result of reductions in payroll expenses. Management's goal is to reduce or hold constant selling and G&A expenses while increasing sales.

     The Company recorded an operating loss of $225,000 in the third quarter of fiscal 1996 as compared to an operating loss of $135,000 recorded in the prior year third quarter. The loss was primarily caused by lower sales revenues. Management, in reaction, continues to selectively increase prices and trim expenses while concurrently implementing sales building programs focused upon enlisting new accounts and getting additional business from existing clients.

     Total other expense amounted to $4,000 in the third quarter of fiscal 1996 compared to other expense of $63,000 in the third quarter of last year. The decrease was primarily due to the absence of losses sustained on sales of equity securities during late fiscal 1995.

     Nine Months Ended January 31, 1996 Compared to Nine Months Ended
January 31, 1995. The Company recorded sales of $5,020,000 during the first three quarters of fiscal 1996 as compared to $4,859,000 for the same period last year, a $161,000 (3%) increase. The slight increase is primarily attributable to improved equipment utilization and the addition of new customer accounts.

     Cost of sales of $3,867,000 (77% of net sales) decreased $100,000 (3%) from $3,967,000 (82% of net sales) for the same period a year earlier. The decreased cost of sales, both in total dollars and as a percent of sales, is the result of improved labor efficiency, decreased supply usage and the absorption of fixed costs. Gross margin improved significantly to $1,153,000 compared to $892,000 in the prior year first three quarters.

     Selling, general and administrative expenses of $1,276,000 (25% of net sales) decreased $86,000 (6%) from $1,362,000 (28% of net sales) recorded during the first three quarters of fiscal 1996. The decrease is primarily the result of reductions in payroll expenses. The reduction of selling and G&A expenses, with a 3% increase in sales, is the result of management's focus on overhead expenses.

     The Company recorded operating loss of $165,000 in the first three quarters of fiscal 1996 as compared to an operating loss of $512,000 recorded in the same period last year. While the operating loss is disappointing, it is a considerable improvement over the prior year three quarters.

     Total other expense amounted to $40,000 in the first three quarters of fiscal 1996 compared to other expense of $18,000 in the same period last year. The decrease was a primarily due to a combination of the absence of the differential on interest income and interest expense on the repo holdings which were sold in late fiscal 1995 and losses sustained on sales of equity securities during the first three quarters of fiscal 1995.



Liquidity and Capital Resources

     At January 31, 1996, the Company's working capital was $306,000 compared to $501,000 at April 30, 1995 and the ratio of current assets to current liabilities was 1.3 to 1 and 1.4 to 1, respectively. Cash, marketable securities and other investments and current receivables represented 70%
(76% at April 30, 1995) and 19% (27% at April 30, 1995) of total current assets and total assets, respectively. During the first three quarters of fiscal 1996 cash provided by operating activities amounted to $442,000 compared to $375,000 used in the first three quarters of fiscal 1995. Cash requirements for the first three quarters of fiscal 1996 were funded primarily from operations.


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

Dated: February 29, 1996