Form 10-K
period 1996-04-30
MILASTAR CORP
filed 1996-07-31
CIK 66544

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1996    Commission File Number: 0-5105



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


Registrant's telephone number, including area code (561)655-9590

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on July 12, 1996 was $2,225,000 based upon the bid price of the Class A common stock as quoted on OTC
Electronic Bulletin Board. On that date there were 2,738,264 shares of Class A Common Stock issued and outstanding.

        Documents Incorporated by Reference

Parts I and III incorporate by reference certain information to be included in Registrant's definitive Information Statement relating to action taken by written consent of the Board of Directors and Majority Stockholders, which Registrant intends to file with the Securities and Exchange
Commission pursuant to Regulation 14C on or before August 9, 1996.

                      PART I
Item 1.  Business

  General

  Milastar Corporation ("Milastar" and sometimes the "Company") is primarily involved in selling special metallurgical and secondary metal processing services to a diversified list of customers located in the greater Midwest and New England regions who manufacture a wide variety of end-products and depend upon out sourcing of specialized processing of their metal components. Milastar provides a wide spectrum of metallurgical services. The menu of services include commercial heat treating, metallurgical engineering, brazing and surface finishing, all selectively applied to customer consigned components.

  Milastar owns four wholly-owned subsidiaries; Flame Metals
Processing Corporation ("Flame Metals") located in Minnesota and three inactive corporations, Milastar Services Corporation, Jardun Apparel Corp ("Jardun") and Northwest Engineering Labs, Inc. In addition, New
England Metal Treating Corporation ("NEMT") located in Auburn,
Massachusetts is a wholly-owned subsidiary of Flame Metals.

  Flame Metals and its subsidiary generate 100% of Milastar's consolidated net sales , which flow from the sale of a variety of sub-contract services to industrial customers. These special services include metallurgical-related processing involving the heating and cooling of metal products under controlled conditions in order to restructure the molecular property of such products to achieve desired characteristics.
The following primary categories of services accounted for more than 15 percent of total net sales in fiscal 1996, 1995 and 1994.

                        1996  1995  1994
Harden - Neutral/Case    53%  57%  52%
Salt Bath Nitriding      29%  25%  25%

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

  Flame Metals' operating assets were acquired by Milastar in May
1985. Flame Metals has since been expanded by a succession of acquisitions of complementary businesses. The initial acquisition was consummated in October 1988 when Milastar directly acquired certain assets of Northwest Engineering Labs, Inc. ("Northwest") located in Minneapolis, MN for approximately $390,000. These assets were concurrently contributed to Flame Metals thus rendering the Northwest entity inactive. The second acquisition was consummated in November
1991 when Flame Metals directly acquired certain assets and assumed certain liabilities from Getchell Steel Treating Company, Inc. located in Bloomington, MN for a purchase price of $1,358,365. Both of these acquired companies competed directly with Flame Metals in the greater Minneapolis-St. Paul market; never the less, the said acquisitions broadened market coverage, added metal treating capabilities and expanded production capacity. The third acquisition occurred in April 1996 when Flame Metals directly acquired certain assets and assumed certain liabilities from New England Metal Treating Inc. located in Auburn, Massachusetts for a purchase price of $731,000. Flame Metals operates this entity as the wholly owned subsidiary New England Metal Treating Corporation.

  The Company has three plants located in the Minneapolis-St. Paul, Minnesota area and one plant in Massachusetts. These facilities include
Flame Metals - St. Louis Park, MN (35,000 sq. ft.   owned) and Flame
Metals - Bloomington, MN  (35,000 sq. ft.   leased).  The Northwest
plant in Minneapolis, MN (15,000 sq. ft.   owned) was closed in May
1993 and its activities integrated into the St. Louis Park facility. The Northwest facility has been leased out and was sold for $255,000 in May 1996 to a non-related third party. The Company's fourth plant is operated by New England Metal Treating Corporation - Auburn, MA (9,000 sq. ft.
  leased).

  Flame Metals incurred net losses before income taxes of $252,000 in fiscal 1996 and $612,000 in fiscal 1995. Fiscal 1996 operating results improved primarily as a result of a 5% decrease in operating costs. The net loss after taxes amounted to $254,000 in fiscal 1996 and $614,000 in fiscal 1995. Results of operations are discussed more fully in "Management's Discussion and Analysis" beginning on page 5.

  The Company's non-operating other income (expense) resulted in a net expense of $48,000 in fiscal 1996, down $69,000 from the $117,000 in expense recorded in 1995. Current assets as a percent of total assets at April 30, 1996 accounted for 26% compared to 36% at April 30, 1995.
The book value per share was $1.32 per share at April 30, 1996 compared to $1.41 per share at April 30, 1995. The bid price per share, as quoted on the OTC Electronic Bulletin Board, was $0.63 as of April 30, 1996.

  Competition

  The heat treat business is highly competitive, with price, quality and consistency of service being the principal factors affecting customer preferences. Since the customers' outside manufactured product components are sensitive to freight charges, the proximity of the heat treat facility to the customers' production location is also a primary competitive factor. Thus Flame Metals' business is generally localized and, to a lesser degree, regionalized. In this regard, Flame Metals has approximately six or seven metallurgical processing competitors in both the Minneapolis-St. Paul, Minnesota and Auburn, Massachusetts markets who can be classified as being competitive with Flame Metals. Some of these competitors may possess greater resources and may be more cost efficient. Nevertheless, the Company believes Flame Metals' geographical location to customers, relative price structure, processing quality and reliability, collectively, provide Flame Metals with the resources to be competitive.

   Seasonality and Raw Materials

  The heat treat business is affected during the winter holiday season and mid-summer due to vacations and plant shutdowns by Flame Metals' customers. Flame Metals is not materially impacted by the sources or availability of raw material in that virtually all revenue is generated by services performed on customer owned products.

  Corporate

  Milastar was organized under Delaware law on February 24, 1969. Its principal executive offices are located at No. 9 Via Parigi, Palm Beach, Florida 33480. Its communications numbers are: Telephone (561) 655-9590 and fax number (561) 833-7253.

  Environmental

  To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, liquidity, earnings or competitive position.

  Employee Relations

  The Company operates three separate plant locations and employs a total of approximately 95 employees; 62 in St. Louis Park, MN, 27 in Bloomington, MN and 6 in Auburn, MA. The Company believes the prevailing wage rates, fringe benefits and working conditions afforded its employees compare favorably with those received by employees employed by regional businesses competitive with the Company. The Company believes its employee relations are satisfactory; therefore the Company does not anticipate any labor disruption during the forthcoming fiscal 1997. Twenty-two production employees at the Bloomington, MN plant are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO Local 1140. The plants in St. Louis Park, MN and Auburn, MA are not subject to a collective bargaining agreement.

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

  Flame Metals

    Flame Metals owns or leases four industrial properties as listed below:

ACTIVITY                     LOCATION SIZE       (SQ. FT.)        STATUS
Flame Metals                 St. Louis Park, MN   35,000          Owned
Northwest                    Minneapolis, MN      15,000          Owned
Flame Metals                 Bloomington, MN      35,000          Leased
New England Metal Treating   Auburn, MA            9,000          Leased

 As pointed out on Page 1 the Northwest building was being leased to a third party and was sold in May 1996.

 The lease on the Bloomington, MN plant is a ten year lease providing for annual rent of $72,000 per lease year in years one through five and $75,600 per lease year in years six through ten. Such rental payments are payable in monthly installments due and payable on the first day of each calendar month. The Company is obligated under the lease to pay all real estate taxes, maintenance expense and insurance. The lease is renewable and the Company has the right to purchase the leased building at any time during the lease term subject to the terms and conditions specified in the lease.

 The lease on the Auburn, MA plant is a five year lease providing for annual rent of $46,000 adjusted each year for changes in the Consumer Price Index. Such rental payments are payable in monthly installments due and payable on the first day of each calendar month. The Company is obligated under the lease to pay all real estate taxes and maintenance expense. The lease is renewable and the Company does not have a purchase option.

Item 3.  Legal Proceedings

 Neither the Company nor any of its consolidated subsidiaries is a party to any material pending legal or administrative proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of the Company's security holders during its fiscal year ended April 30, 1996.

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

                                 Positions and Offices Held with
Name                  Age        the Company and Period Held

J. Russell Duncan (1)  79        Chairman of the Board; Treasurer until April
                                 19, 1995.
L. Michael McGurk      45        President and Chief Operating Officer since
                                 March 4, 1991; prior thereto Vice President
                                 and Secretary from April 29, 1988 to March
                                 4, 1991. President and Treasurer of Flame
                                 Metals since April, 29 1988; prior thereto
                                 Vice President of Flame Metals from May
                                 29, 1985 to April 29, 1988
Lance H. Duncan (2)    40        Secretary since March 4, 1991; prior thereto
                                 President from April 29, 1988 to March 4,
                                 1991 and Secretary from August 24, 1983 to
                                 April 29, 1988
Dennis J. Stevermer    35        Treasurer since April 19, 1995 and Chief
                                 Financial Officer of Flame Metals since
                                 September 1993; prior thereto financial
                                 manager at Unisys from May 1, 1988 to
                                 September 1993.
Michael M. Gumma       54        Executive Vice President since March 1993;
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

   Similar information respecting the directors of the Company will be included under the heading "Respecting the Election of Directors" in the Company's definitive Information Statement ("Information Statement") to be distributed to the stockholders of the Company and filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended, respecting notification of certain action taken by written consent in lieu of the Company's Annual Meeting of Stockholders for its 1996 fiscal year. The Company expects to file the Information Statement with the Securities and Exchange Commission on or prior to August 9, 1996 and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.


                      PART II

Item 5.    Market for the Company's Common Equity and Related
Stockholder Matters

   The Company's Class A Common Stock is traded on the over-the-counter Electronic Bulletin Board market (ticker symbol "MILAA"). The following table provides, for the periods indicated, the high and low bid prices per share of the Company's Class A Common Stock. The Class A share prices represent prices established between broker-dealers and therefore do not reflect prices of actual transactions.

                         Fiscal 1996      Fiscal 1995
                         High    Low      High    Low
  First Quarter        $ 0.44  $ 0.44   $ 1.44  $ 1.44
  Second Quarter       $ 0.69  $ 0.41   $ 1.44  $ 0.81
  Third Quarter        $ 0.69  $ 0.56   $ 0.81  $ 0.63
  Fourth Quarter       $ 0.63  $ 0.50   $ 0.63  $ 0.38

  On July 12, 1996 there were approximately 5,000 holders of record of the Company's Common Stock. The Company has not paid any cash dividends in respect of its Class A Common Stock, and it is not presently anticipating paying any cash dividends, thereon, in the near term.

Item 6.  Selected Financial Data

                                                  Year Ended April 30,
                                           1996   1995   1994   1993   1992
                                         (In thousands except per share data)
Net sales. . . . . . . . . . . . . . . . . 6,642  6,708  5,307  5,518  4,291
Income (loss) before cumulative effect
 of changes in accounting principles . . . (254) (614) (960) (423) (333) Cumulative effect of changes in
 accting principles                            -      -      -     66     53
Net income (loss). . . . . . . . . . . . . (254)  (614)  (960)  (357)  (280)
Net income (loss) before extraordinary
 credit and cumulative effect of changes
 in accounting principles per common share (.09) (.22) (.35) (.15) (.12) Cumulative effect of changes in
 accting principles                            -      -      -    .02    .02
Net income (loss) per common share         (.09)  (.22)  (.35)  (.13)  (.10)

Financial Position:
 Total assets. . . . . . . . . . . .       5,902  5,315 15,042 18,442 14,108
 Short-term obligations. . . . . . .       1,433  1,410 10,501 12,524  7,614
 Long-term obligations . . . . . . .         842     40     82    299    498
 Stockholders' equity. . . . . . . .       3,627  3,865  4,459  5,619  5,996

During the periods presented, no cash dividends were declared.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Overview

    The Company's operating results for the fiscal year ended April 30, 1996 improved significantly as a result of lower operating expenses. This is the second consecutive year that Milastar has shown a significant improvement yet failed to generate a net profit. An operating loss of $225,000 in the third quarter, due primarily to lower sales, offset a slight operating profit in the combined remaining quarters of $21,000. In addition, Milastar's overall results were negatively impacted by a non-operating loss of $48,000.

    Milastar's primary revenues flow from its core business, Flame Metals Processing Corporation, a metal component processing and heat treating operation. Flame Metals management continues to increase prices and cut operating costs. The price increases, which are quoted individually by each customer's particular products, are taking effect on an on-going basis with a focus on low margin accounts. Significant progress continues to be made in reducing factory labor, energy costs and primary production supply costs as a percent of sales. These major areas will continue to receive increased focus as the Company strives to increase equipment utilization, expand capacity and absorb fixed overhead costs.

    Milastar has net operating loss carry forwards for state and federal purposes of approximately $3,872,000 and $1,474,000 respectively, available to offset future taxable income, if any, which in the future may enhance earnings as well as cash flow. See note 6 to "Notes to Consolidated Financial Statements." In addition, the Northwest building was sold after year end with the resulting proceeds added to current assets. With working capital at year-end of $123,000, the Company believes it has sufficient capital resources to meet fiscal 1997 requirements as well as for potential acquisitions.


  Results of Operations

    Fiscal 1996 Compared to Fiscal 1995. Net sales for fiscal 1996 totaled $6,642,000 a 1% decrease from $6,708,000 in fiscal 1995. The slight decrease was primarily attributable to lower sales in the third quarter which were the result of a softening economy. Several of the Company's key customers experienced lower bookings which in turn translated into reduced out-sourcing of heat treating orders.

    Cost of sales as a percentage of sales was 76% in fiscal 1996 compared to 79% in fiscal 1995. The drop as a percent of sales is the result of increased productivity on the same level of sales and a reduction of factory support costs. Management continues to provide training for its inexperienced work force and has significantly reduced employee turnover.

    Selling, general and administrative expense decreased slightly as a percentage of sales to 26% in fiscal 1996, down 1% from 27% in fiscal 1995. The decrease as a percent of sales and in total dollars is the result of managements concentration on reducing overhead as a percent of sales.

    Total other expense amounted to $48,000 in fiscal 1996, compared to other expense of $117,000 reported in fiscal 1995. The decrease was directly attributable to the sale of the Company's remaining reverse repurchase agreements in fiscal 1995. There was an additional $43,000 expense in fiscal 1996 which resulted from a write down to net realizable value on the Northwest building sold after year end.

         Fiscal 1995 Compared to Fiscal 1994. Net sales for fiscal 1995 totaled $6,708,000 a 26% increase from $5,307,000 in fiscal 1994. The increase was primarily attributable to a recovering economy, improved equipment utilization, price increases and a concentration on our top twenty customers.

    Cost of sales as a percentage of sales was 79% in fiscal 1995 compared to 83% in fiscal 1994. The drop as a percent of sales was the result of improved labor efficiency, equipment utilization and increased equipment reliability. Management continued to provide training for its inexperienced work force and strived to reduce employee turnover.

    Selling, general and administrative expense decreased significantly as a percentage of sales to 27% in fiscal 1995, down 12% from 39% in fiscal
1994. The decrease as a percent of sales and in total dollars was the result of higher sales, the elimination of non-recurring charges, and managements concentration on reducing overhead as a percent of sales.

    Total dividend and interest income, net of the related interest expense amounted to $164,000 in fiscal 1995, a 37% decrease from the $260,000 reported in fiscal 1994. The net loss on marketable securities totaled $281,000 in fiscal 1995 compared to a gain of $4,000 in fiscal 1994. Both decreases were directly attributable to the continued paydown and eventual sale of the Company's remaining reverse repurchase agreements.

  Effects of Inflation

    During fiscal 1996 and 1995 the Company's monetary assets materially exceeded its monetary liabilities resulting in a positive monetary position. During periods of significant price inflation, the Company's purchasing power could be eroded if the value of the Company's underlying tangible assets fail to appreciate in value. Under such a scenario, the Company may be positioned to raise prices to offset the inflation effect and in addition take advantage of revaluation of underlying tangible assets to bolster borrowing capacity. There is no clear correlation between the side effects from inflation and the Company's earning capacity.

  Liquidity and Capital Resources

    At April 30, 1996 the Company's working capital was $123,000 compared to $501,000 as of April 30, 1995, and the ratio of current assets to current liabilities was 1.1 to 1 at April 30, 1996 compared to 1.4 to 1 at April 30, 1995. Cash, marketable securities and current receivables represented
74% (76% at April 30, 1995) and 19% (27% at April 30, 1995) of total current assets and total assets, at April 30, 1996 respectively.

    During fiscal 1996 cash provided by operating activities amounted to $483,000 compared to cash used of $427,000 in fiscal 1995. The Company added $962,000 to property, plant and equipment in fiscal 1996 compared to $803,000 in the previous year. The net cash flows from investing and financing activities of the purchase and sale of marketable securities and investments, along with the related note payables, provided no cash in fiscal 1996 compared to cash provided of $945,000 in fiscal 1995. Working capital requirements for fiscal 1996 were funded primarily from available cash and from operations.

    On March 8, 1996, the Company filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses under Section 172(f) of the Internal Revenue Code in the amount of $146,300. The Company was notified in April 1996 that the IRS had allowed the carryback loss and received a refund in June 1996. Section 172(f) is an area of the tax law without substantial legal precedent or guidance. Accordingly, assurances cannot be made as to whether the IRS would later challenge the Company's entitlement to such refund. Consequently, a valuation allowance of $109,800 has been recorded in the amount of the refund net of the collection expenses which will be reimbursed if the Company's position does not withstand any such challenge and the refund is reversed.

    The Company believes it has sufficient capital resources to meet its fiscal 1997 operations cash flow requirements as well as for potential acquisitions. At April 30, 1996 the Company has a commitment for the purchase of a mesh belt furnace at a cost of approximately $746,000. As of April 30, 1996 a partial payment of $336,000 had been made on this purchase. Financing for the entire amount has been secured and as such the Company does not expect this purchase to adversely impact cashflow.
Item 8.  Financial Statements and Supplementary Data


                 AUDITORS' REPORT

The Stockholders and Board of Directors
Milastar Corporation:

We have audited the consolidated balance sheets of Milastar Corporation and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years in the three-year period ended April 30, 1996. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milastar Corporation and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Milastar Corporation and subsidiaries adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during the year ended April 30, 1995.



KPMG Peat Marwick LLP
Minneapolis,  Minnesota
June 10, 1996

              MILASTAR CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                     April 30, 1996 and 1995

                              ASSETS

                                                           1996        1995
Current assets:
  Cash and cash equivalents. . . . . . . . . . . .        144,000     365,000
  Marketable securities and other investments,
   at fair value . . . . . .                               41,000      25,000
  Accounts and other receivables:
   Trade, less allowance for doubtful accounts of
    $37,000 in 1996 and $26,000 in 1995 . . . . .         959,000   1,070,000
   Other . . . . . . .                                      6,000       4,000
  Inventory. . . . . . . . . . . . . . . . . . .          224,000     192,000
  Prepaid supplies and other . . . . . . . . . .          182,000     255,000

    Total current assets . . . . . . . . . . . .        1,556,000   1,911,000

Property, plant and equipment:
  Land . . . . . . . . . . . . . . . . . . . . . . . .    199,000     199,000
  Buildings and improvements . . . . . . . . . . . . .    662,000     605,000
  Equipment. . . . . . . . . . . . . . . . . . . . . .  5,465,000   4,178,000
                                                        6,326,000   4,982,000
   Less accumulated depreciation . . . . . . .        (2,360,000) (1,962,000)
                                                        3,966,000   3,020,000
Other assets:
  Non-compete agreements . . . . . . . . . . . . . .      125,000      86,000
  Building held for sale, net of valuation allowance      255,000     298,000

    Total assets . . . . . . . . . . . . . . . . . . .  5,902,000   5,315,000

              MILASTAR CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                     April 30, 1996 and 1995
               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          1996         1995
Current liabilities:
  Note payable to stockholder. . . . . . . . . . .       271,000      345,000
  Note payable to bank . . . . . . . . . . . . . .        60,000
  Current maturities of long-term debt . . . . . .       208,000       59,000
  Accounts payable . . . . . . . . . . . . . . . .       416,000      483,000
  Income taxes payable . . . . . . . . . . . . . .         5,000        5,000
  Accrued payroll and benefits . . . . . . . . . .       193,000      201,000
  Accrued real estate taxes. . . . . . . . . . . .        96,000      145,000
  Other accrued liabilities. . . . . . . . . . . .       184,000      172,000

    Total current liabilities. . . . . . . . . . .     1,433,000    1,410,000

Long-term debt, less current maturities. . . . . .       842,000       40,000

    Total liabilities. . . . . . . . . . . . . . .     2,275,000    1,450,000

Commitments (Notes 12 &13)

Stockholders' equity:
  Preferred stock, $1.00 par value; authorized
  5,000,000 shares, none issued . . . . . . . .
  Common stock, Class A, $.05 par value.
   Authorized 7,500,000 shares, issued and
   outstanding 2,738,264 shares in 1996 and 1995. .      137,000      137,000

  Note receivable from officer . . . . . . . . . .      (20,000)     (20,000)
  Unrealized holding gains on marketable equity sec       36,000       20,000
  Additional paid-in capital . . . . . . . . . . .     1,666,000    1,666,000
  Retained earnings. . . . . . . . . . . . . . . .     1,808,000    2,062,000

   Total stockholders' equity. . . . . . . . . . .     3,627,000    3,865,000

    Total liabilities and stockholders' equity . . .   5,902,000    5,315,000

              MILASTAR CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                   Fiscal Years Ended April 30,


                                              1996        1995        1994
Net sales. . . . . . . . . . . . . .        6,642,000   6,708,000   5,307,000
Cost of sales. . . . . . . . . . . . .      5,036,000   5,299,000   4,408,000

Gross profit . . . . . . . . . . . . .      1,606,000   1,409,000     899,000
Selling, general and administrative exp     1,754,000   1,817,000   2,047,000
Amortization of non-compete agreements . .     56,000      56,000      56,000
Other operating expenses . . . . . . . . .                 31,000      15,000

Operating loss . . . . . . . . . . . . . .  (204,000)   (495,000) (1,219,000)

Other income (expense):
  Dividend and interest income . . . . . .     16,000     500,000     733,000
  Interest expense . . . . . . . . . . . .   (36,000)   (336,000)   (473,000)
  Net gain (loss) on marketable securities              (281,000)       4,000
  Net gain (loss) on sale of property and
   equipment. . . . . . .                      15,000
  Unrealized market loss on valuation of
   building held for sale. . . . . . . .     (43,000)
    Total other income (expense) . . . .     (48,000)   (117,000)     264,000

Loss before income taxes . . . . . . . .    (252,000)   (612,000)   (955,000)
Income tax expense . . . . . . . . . . .        2,000       2,000       5,000

Net loss                                    (254,000)   (614,000)   (960,000)

Net loss per Class A common share. . .          (.09)       (.22)       (.35)

Weighted average number of Class A common
 shares outstanding during the period. .    2,738,264   2,738,264   2,738,264

              MILASTAR CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Fiscal Years Ended April 30,

                                              1996        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . .     (254,000)    (614,000)   (960,000)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
   Depreciation and amortization . . .       535,000      465,000     448,000
   Net loss (gain) on disposal of equip     (15,000)                  205,000
   Net loss (gain) on marketable sec                      281,000     (4,000)
   Unrealized market loss on valuation
    of building held for sale . . . . .       43,000
  Changes in operating assets and
    liabilities, net of effect of the
    purchase of the net assets of a business:
   Accounts and other receivables. . . . .   269,000    (207,000)     284,000
   Inventory . . . . . . . . . . . . . . .  (32,000)    (124,000)      20,000
   Prepaid supplies and other. . . . . . .    77,000     (95,000)    (42,000)
   Accounts payable and accrued expenses . (140,000)    (133,000)   (294,000)
   Income taxes payable. . . . . . . . .                                5,000
  Net cash provided by (used in) operating
   activities. . . . . .                     483,000    (427,000)   (338,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of  property, plant and
    equipment, net of effect of the
    purchase of the net assets of a
    business. . . . . . .                  (962,000)    (803,000)   (639,000)
   Purchase of marketable securities and
    other investments . . . . . . .                               (8,059,000)
   Proceeds from disposal of property,
    plant and equipment . . . . . . .         52,000                   30,000
   Proceeds from sale of marketable
    securities and other investments. .                10,255,000   9,744,000
   Payment for purchase of net assets
    of a business. . . . . . .             (731,000)
   Proceeds from (advances to) related
    parties . . . . .                                      76,000
   Treasury stock purchase (Class B). .                             (200,000)
 Net cash provided by (used in)
   investing activities . . . . . . .    (1,641,000)    9,528,000     876,000
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank line of credit
    borrowing . . . . .                       60,000
   Principal payments of long-term debt.    (67,000)     (53,000)    (58,000)
   Proceeds from issuance of long-term
    debt. . . . . . .                      1,018,000       18,000
   Proceeds from issuance of note
    payable - stockholder. . . . . .         100,000      457,000
   Repayments on note payable-stockholder  (174,000)     (95,000)
   Proceeds from issuance of note payable
    - repo . . . . . . . .                                          7,455,000
   Repayments on note payable - repo . .              (9,310,000) (9,183,000)
  Net cash provided by (used in) financing
   activities. . . . . .                     937,000  (8,983,000) (1,786,000)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . .       (221,000)      118,000 (1,248,000)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR . . . . . .                        365,000      247,000   1,495,000
CASH AND CASH EQUIVALENTS, END OF YEAR .     144,000      365,000     247,000

Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
   Interest. . . . . . . . . . . . . .         7,000      344,000     437,000

   Income taxes. . . . . . . . . . . .         2,000        2,000   (268,000)

                   MILASTAR CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             Fiscal Years Ended April 30, 1996, 1995 and 1994


                                                Note    Unrealized
                            Common    Common receivable   holding  Additional
                            Stock     Stock     from     gains on    paid in    Retained
                            Shares    Amount   officer  securities   capital    earnings

Balance, April 30, 1993.   3,706,737  185,000  (20,000)             1,818,000  3,636,000

Retirement of Class B      (968,473) (48,000)                       (152,000)

Net loss for 1994. .                                                           (960,000)

Balance, April 30, 1994.   2,738,264  137,000  (20,000)             1,666,000  2,676,000

Unrealized holding gains
 on marketable equity
 securities . . . .                                        20,000

Net loss for 1995. .                                                           (614,000)

Balance, April 30, 1995.   2,738,264  137,000  (20,000)    20,000   1,666,000  2,062,000

Unrealized holding gains
 on marketable equity
 securities . . . .                              16,000

Net loss for 1996. .                                                           (254,000)

Balance, April 30, 1996.   2,738,264  137,000  (20,000)    36,000   1,666,000  1,808,000



       MILASTAR CORPORATION AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of business Milastar Corporation ("Milastar" and sometimes the "Company") is primarily involved in selling special metallurgical and secondary metal processing services to a diversified list of customers located in the greater Midwest and New England regions who manufacture a wide variety of end-products and depend upon out sourcing of specialized processing of their metal components. The Company extends credit to many of its customers.

               Principles of consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Flame Metals Processing Corporation ("Flame Metals"), Northwest
Engineering Labs, Inc., Jardun Apparel Corp., Milastar Services Corporation and Flame Metals wholly owned subsidiary New England Metal Treating
Corporation. In consolidation, all significant intercompany accounts and transactions are eliminated.

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

    Prepaid supplies Prepaid supplies are expensed as used.

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

               The estimated useful lives of the fixed assets are as follows:

    Buildings              35 years
    Equipment              5 to 12 years
    Vehicles               3 to 5 years

  Other assets Other assets are comprised of two five-year non-compete agreements which are being amortized over 60 months using the straight-line method and one four-year non-compete agreement which is being amortized over 48 months using the straight-line method.

  Income taxes The Company accounts for income taxes under Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement
109). Statement 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Accounting estimates   The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair value of financial instruments   The Company's financial
instruments are recorded on its balance sheet. The carrying amount for cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable and notes payable approximate their carrying value.

2 ACQUISITION

  On April 4, 1996, the Company, in a cash transaction, acquired certain assets and assumed certain liabilities from New England Metal Treating Inc.
(NEMT), a commercial heat treater, located in Auburn, Massachusetts. This acquisition was accounted for using the purchase method and, accordingly, the aggregate acquisition costs have been allocated to the net assets acquired based on the fair values of such assets and liabilities at the acquisition date. The operating results of NEMT have been included in the Company's statement of operations for fiscal 1996 from the acquisition date forward.

  The Company paid $730,860, net of cash acquired, for NEMT.

  The assets acquired and liabilities assumed consist of the following:

    Accounts Receivable. .                 $           160,136
    Deposits. . . . .                                    4,000
    Property and Equipment                             497,550
    Non-compete agreement.                              96,454
    Accounts Payable.                                 (27,280)
    Total              . .                 $           730,860

  The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of fiscal 1995, after giving effect to certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                             Fiscal 1996     Fiscal 1995
Net Sales                    7,578,000       7,649,000
Net income (loss)            (100,000)       (595,000)
Net income (loss) per share     (0.04)          (0.22)

3 MARKETABLE SECURITIES AND OTHER INVESTMENTS

  Marketable securities and other investments consists of bonds and common stock and are being used to invest excess cash until an appropriate acquisition or operating need arises. In accordance with Statement 115, at April 30, 1996 and 1995, marketable securities and other investments are classified as available-for-sale and as such unrealized gains and losses are reported as a separate component of stockholders' equity until realized. Dividend income, interest income, and prepayment losses on debt securities are accrued as earned. The Company uses specific identification to determine the fair value of marketable securities and other investments.

  Marketable securities and other investments were comprised of the following at April 30:

         Description                                   1996       1995

First Colonial Bank Shares      Common Stock           5,000      5,000
Total cost                                             5,000      5,000
Gross unrealized holding gains                        36,000     20,000
Fair Value                                            41,000     25,000


  Prior to the adoption of Statement 115, the Company recorded unrealized gains and losses in accordance with Statement of Financial Accounting Standards No. 12, Accounting for Certain Marketable Securities.

4 NOTES PAYABLE

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

  Each ARM, which was pledged as collateral against the respective note payable, earned interest at the LIBOR rate plus 135 basis points and such interest was paid monthly. Total interest costs incurred on notes payable for the years ended April 30, 1996, 1995 and 1994 amounted to $0, $310,000 and $468,000, respectively.

  The Company has a $100,000 line of credit agreement (the Line of Credit) with a bank. Amounts outstanding under the Line of Credit bear interest at a rate dependent upon the prime rate and interest is payable monthly. The Line of Credit does not contain any affirmative action or restrictive financial covenants. Outstanding borrowings against the Line of Credit as of April 30, 1996 and 1995 were $60,000 and $0, respectively.

5      LONG-TERM DEBT

       Long-term debt consisted of the following at April 30:
                                                           1996        1995
Amount due under loan agreement with Textron Financial,
  payable in monthly installments of varying amounts,
  including interest at 10.3% through October, 2000        336,000
Amount due under non-competition agreements, payable
  in monthly installments of $3,256, without interest
  through November, 1996. . . . . . . . . . . .             23,000    62,000
Amount due under loan agreement with Paul J. Ricard as
  part of the purchase of NEMT, payable in annual
  installments of $50,000, without interest through
  January, 2000 . . . . . . . . .                          200,000
Amount due under loan agreement with First Mass Bank as
  part of the purchase of NEMT, payable in monthly
  installments of $9,926, including interest at 8.85%
  through April, 2000. . . . . . . . . .                   400,000
Capital lease obligations, secured by specific equipment    91,000    37,000
                                                         1,050,000    99,000
Less current maturities. . . . . . . . . . . .           (208,000)  (59,000)
  Total long-term debt . . . . . . . . . . . .             842,000    40,000

  Maturities of long-term debt and capitalized lease obligations for each of the five years following April 30, 1996 are as follows:


                                1997                  208,000
                                1998                  212,000
                                1999                  236,000
                                2000                  258,000
                                2001                  135,000
                                Total obligations   1,049,000

      Total interest expense incurred on long term debt and capitalized lease obligations for the years ended April 30, 1996, 1995 and 1994 amounted to $12,000, $3,000 and $4,000, respectively.

6     INCOME TAXES

Income tax expense attributable to net loss from operations consists of:

                             Current        Deferred         Total
  Year ended April 30, 1996:
    U.S. Federal          $        -    $        -      $        -
    State and local            2,000             -           2,000
       Total              $    2,000    $        -      $    2,000

  Year ended April 30, 1995:
    U.S. Federal          $        -    $        -      $        -
    State and local            2,000             -           2,000
       Total              $    2,000    $        -      $    2,000

  Year ended April 30, 1994:
    U.S. Federal          $        -    $        -      $        -
    State and local            5,000             -           5,000
       Total              $    5,000    $        -      $    5,000



  The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to operations for the following reasons:

                                                1996       1995       1994

  Computed expected tax benefit at 34% . . .   (85,000)  (208,200)  (324,700)
  State taxes, net of federal effect . . . .      1,000      1,000      3,000
  Dividends received deduction . .                (300)    (1,600)   (15,000)
  Increase in valuation allowance.               95,900    245,700    380,700
  Effect of state tax net operating loss
     carryforward.                             (16,000)   (37,700)   (39,000)
  Other net                                       6,400      2,800          -
                                                  2,000      2,000      5,000

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at April 30, 1996 are as follows:
                                         1996     1996      1995      1995
                                       Current Non-current Current Non-current
  Allowance for doubtful accounts. . .   14,900         -    10,500         -
  Accrued vacation pay . . .             13,400         -    32,800         -
  Differences in tax and book
    depreciation of plant and equipment       - (380,300)         - (359,800)
  Differences in tax and book treatment
    of prepaid supplies . . . .        (11,600)  (23,300)  (11,600)  (34,900)
  Plant closing, principally due to accrual
    for financial reporting purposes .        -         -         -         -
  Foreign tax credit carryforward. . .        -    16,600         -    12,500
  Alternative minimum tax credit carry
    forwards                                  -    79,300         -    75,000
  State net operating loss carryforward       -   230,000         -   223,600
  Net operating and other loss carryforward   -   888,000         -   774,100
  Other                        . . . .        -   (8,700)         -       200
    Total gross deferred tax asset . .   16,700   801,600    31,700   690,700
  Less valuation allowance             (16,700) (801,600)  (31,700) (690,700)
       Net deferred tax asset                 -         -         -         -

A reconciliation of the valuation allowance for deferred taxes is as follows:

                                                 1996            1995

  Valuation allowance at beginning of year      722,400         476,700
  Increase in allowance                          95,900         245,700
  Valuation allowance at end of year            818,300         722,400

  At April 30, 1996 the Company has federal and state alternative minimum tax credit carry forwards of approximately $79,300 which are available to reduce future federal and state regular income taxes, if any, over an indefinite period, in addition the Company also has foreign tax credit carry forwards of approximately $16,600 which are available to reduce future foreign income taxes, if any, which begin to expire in 1997. The Company also has net operating loss carry forwards for state purposes of approximately $3,872,000 which are available to offset future state taxable income, if any, through the year 2010. The Company has net operating loss carry forwards for federal purposes of $1,474,000 which are available to offset future federal taxable income, if any, through the year 2010.

  During fiscal year ended April 30, 1996, the Company filed for a federal refund of $146,300 resulting from the carry back of losses as described in
Section 172(f) of the Internal Revenue Code which was received after year-end.
Section 172(f) is an area of the law without substantial legal precedent or guidance. Accordingly, assurances cannot be made as to whether the Internal Revenue Service would challenge the Company's ability to carry back such a substantial portion of losses under this provision. Consequently, an income tax reserve of $109,800 has been recorded in the amount of the refund, net of the collection expenses which will be reimbursed if the Company's position does not withstand any such challenge and the refund is reversed. If the carry back of the losses described above are not allowed, the net operating loss carry forwards for federal purposes of $1,474,000 described in the previous paragraph would increase to $1,904,000.

7   OPTIONS

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


8  STOCK OPTION PLAN

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


Transactions for 1996, 1995 and 1994 are as follows:
                                              1996      1995      1994
Options outstanding May 1                    156,666   156,666   156,666
Granted*                                     230,333
Exercised
Canceled                                     113,333
Options outstanding at April 30              273,666   156,666   156,666
Option price range at April 30                 .5625     .9609     .9609
                                                  to        to        to
                                              1.0570    1.0570    1.0570
Options exercisable at April 30*             273,666   156,666   156,666
Options available for grant at April 30                 43,334    43,334

* Includes 73,666 options granted which are contingent upon stockholder
approval of an increase in the options     available for grant at April
30, 1996.

9 RELATED PARTY TRANSACTIONS

  Notes Receivable

  The Company entered into two Note Agreements during fiscal 1993. The first note of $76,000 was dated October 1, 1992, bore interest at 8.0% and is due in 48 monthly installments commencing June 1, 1994. The note was between the Company and Sound Techniques, Inc., a Subchapter S
Corporation wholly-owned by J. Russell Duncan, chairman of the Board and a director of the Company. Lance H. Duncan, the son of J. Russell Duncan and a director of the Company, is President of Sound Techniques, Inc. The note resulted from advances to and payments by the Company on behalf of Sound Techniques, Inc. On April 18, 1995 the entire balance of the note which consisted of $76,000 in principal and $17,000 in interest was paid by Sound Techniques, Inc.

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

  Total interest income related to these notes for the fiscal years ended April 30, 1996, 1995 and 1994 amounted to $2,000, $10,000 and $6,000, respectively.

  Notes Payable

  During fiscal 1995 the Company entered into a series of note payable transactions which at April 30, 1996 had a balance of $218,000, including accrued interest, payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bear a interest rate of 8% and are payable on demand. The Company classifies the notes payable as a current liability. Total interest expense related to this note payable for the fiscal years ended April 30, 1996 and 1995 was $23,000 and $23,000, respectively.

  During fiscal 1996 the Company entered into a $100,000 note payable to
L. Michael McGurk, President, Chief Operating Officer and a director of the Company. The note bears an interest rate of 8.7% and is payable on demand.
The Company classifies the note payable as a current liability. Total interest expense related to this note payable was $1,000 for fiscal 1996.


10  LOSS  PER COMMON SHARE

  The computation of loss per share for the years ended April 30, 1996, 1995 and 1994 is as follows:

                                             1996       1995       1994
Weighted average shares
  of Class A Stock outstanding             2,738,264  2,738,264  2,738,264
Dilutive effect of stock options after
  application of treasury stock method
Weighted average shares of Class A
   Stock outstanding during the period     2,738,264  2,738,264  2,738,264


11  TREASURY STOCK

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

12  OPERATING LEASE COMMITMENTS

  Leased property is comprised of Company automobiles, plant equipment and two buildings. The buildings represent the majority of future minimum rental payments. The leases are renewable and provides for the Company to pay all real estate taxes and maintenance expenses.

  Future minimum rental payments under noncancelable operating leases, excluding real estate taxes, are as follows:

        1997                                      161,000
        1998                                      148,000
        1999                                      143,000
        2000                                      124,000
        2001                                      122,000
        Thereafter                                 45,000
                                                  743,000

  Total rent expense, excluding real estate taxes, for the fiscal years ended April 30, 1996, 1995 and 1994 was $161,000, $155,000 and $162,000,
respectively.




13  COMMITMENT

  At April 30, 1996, the Company had a commitment for the purchase of a mesh belt furnace at a cost of approximately $746,000. As of April 30, 1996, a partial payment of $336,000 was financed with a note payable to Textron Financial. Subsequent to year end, the Company made an additional payment of $373,000 towards this purchase.


14  SUBSEQUENT EVENT

  On May 30, 1996, the Company sold land and building relating to one of its facilities. The accompanying April 30, 1996 consolidated financial statements include a charge of $43,000 in other expenses to reduce the net book value of the assets sold to net realizable value based upon the selling price of the assets.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  None


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

Item 13. Certain Relationships and Related Transactions

  Certain information required by this Item is set forth under the caption "Related Party Transactions" in Part II, Item 8, Note 9. Other information required by this Item will be contained in the Information Statement, and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.








                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
  (a)  The following documents are filed as part of this report:
                                                                     Page No.
1.  Financial Statements
    Auditors' Report . . . . . . . . . . . . . . . . . . . .               8
    Consolidated Balance Sheets at April 30, 1996 and 1995 .            9-10
    Consolidated Statements of Operations for the three years
       ended April 30, 1996 . . . . . .                                   11
    Consolidated Statements of Cash Flows for the three years
       ended April 30, 1996. . . . . . . . . . . . . . . . .              12
    Consolidated Statements of Changes in Stockholders' Equity for the
       three years ended April 30, 1996. . . . . . . . . . .              13
    Notes to Consolidated Financial Statements . . . . . . .           14-22

2.  Financial Statement Schedules
    Schedule VIII-Valuation and Qualifying Accounts. . . . . .            25

    Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

3.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . .              24
 INDEX TO EXHIBITS

Exhibit
  No.                         Description


3.1 Certificate of Incorporation, as amended, a copy of which was filed as Exhibit (1) to Registrant's Registration Statement on Form 10 dated August 27, 1970 and, by this reference, such Exhibit is incorporated herein

3.2 By-laws, as amended a copy of which was filed as Exhibit 1(2) to Registrant's Registration Statement on Form 10 dated August 27, 1970 and, by this reference, such Exhibit is incorporated herein

3.3 Certificate of Amendment to Certificate of Incorporation, a copy of which was filed as Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1984 and, by this reference, such Exhibit is incorporated herein

3.4 Certificate of Amendment to Restated Certificate of Incorporation a copy of which was filed as Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1987 and, by this reference, such Exhibit is incorporated herein

3.5 Certificate of Amendment to Certificate of Incorporation of
         Milastar Corporation, a copy of which was filed as Exhibit 3.5 to Registrant's Form 10-Q for the quarter ended January 31, 1989 and, by this reference, such Exhibit is incorporated herein


10.1 Milastar Corporation Stock Option Plan dated as of March 4, 1991 a copy of which was filed as Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended April 30, 1991 and, by this reference, such Exhibit is incorporated herein

10.2 Executive Employment Agreement dated as of April 13, 1992 by and between Registrant and L. Michael McGurk

10.3 Asset Purchase Agreement dated as of April 4, 1996, between
          Registrant and New England Metal Treating Inc., a copy of which was filed as Exhibit 10.10 to the Registrant's Current Report on Form 8-K dated April 17, 1996 and, by this reference, such Exhibit is incorporated herein

10.4 Executive Employment Agreement dated as of February 28, 1996 by and between Registrant and J. Russell Duncan


21.1     List of Significant Subsidiaries

         Subsidiary                    State of Incorporation
         Flame Metals Processing Corporation                  Delaware
         New England Metal Treating Corporation          Massachusetts

(b) Reports on Form 8-K:  None
                                Schedule VIII
                   MILASTAR CORPORATION AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS


                                         Additions
                      Balance        Charged to                       Balance
                   at beginning costs and  other                       at end
                     of year    expenses  accounts(2) Deductions(1)   of year

Allowance for doubtful accounts:

April 30, 1996        26,000     24,000          -       13,000        37,000
April 30, 1995        32,000          -          -        6,000        26,000
April 30, 1994       115,000          -   (68,000)       15,000        32,000


(1) Direct write-off of accounts deemed uncollectible.
(2) Amount represents allowance for doubtful accounts purchased in the Getchell Acquisition.




                      SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MILASTAR CORPORATION
                                       (REGISTRANT
       By:
       /s/ J. RUSSELL DUNCAN
       J. Russell Duncan
       Chairman of the Board


Dated:  July 28, 1996



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 28, 1996.





  /s/ J. RUSSELL DUNCAN                   /s/ L. MICHAEL McGURK
  J. Russell Duncan,                      L. Michael McGurk
  Chairman of the Board, Chief Executive  President, Chief Operating Officer
  Officer and Director                    and Director






  /s/ DENNIS J. STEVERMER                 /s/ LANCE H. DUNCAN
  Dennis J. Stevermer                     Lance H. Duncan
  Treasurer, Principal Financial          Secretary and Director
  and Accounting Officer






   /s/C. PAUL JOHNSON
   C. Paul Johnson
   Director




EXECUTIVE EMPLOYMENT AGREEMENT

     EXECUTIVE EMPLOYMENT AGREEMENT (the "Agreement") dated as of March 1, 1996, between MILASTAR CORPORATION, a Delaware corporation ("Milastar") having its principal place of business at No. 9 Via Parigi, Palm Beach, Florida 33480, and J. RUSSELL
DUNCAN, residing at No. 9 Via Parigi, Palm Beach, Florida 33480 ("J.
R. Duncan").

W I T N E S S E T H:

     WHEREAS, J. R. Duncan currently is employed by Milastar as Chairman of the Board and Chief Executive Officer ("CEO") pursuant to the terms and subject to the conditions of that certain Executive Employment Agreement dated as of April 12, 1989, as amended by that certain Addendum to Executive Employment Agreement dated as of March 4, 1991 (as amended, the "Employment Agreement");

     WHEREAS, Milastar desires to extend J. R. Duncan's employment agreement and J. R. Duncan desires to continue to be employed by Milastar as Chairman and Chief Executive Officer and/or Consultant on the terms provided and subject to the conditions hereinafter set forth; and

     WHEREAS, J. R. Duncan acting independently intermittently provides certain business consulting services and serves as a director to non-affiliated and non-competing third parties and Milastar hereunder permits J. R. Duncan to engage in such ongoing services as hereinafter set forth;

     NOW, THEREFORE, in consideration of the premises, the mutual covenants and the agreements hereinafter set forth, and for other good and valuable consideration between the parties, the receipt and sufficiency of which are hereby acknowledged, it is hereby agreed as follows:

     1. Core Duties and Responsibilities. Milastar hereby employs J. R. Duncan as Chairman and Chief Executive Officer of Milastar (the
Company's most senior operating position) and J. R. Duncan hereby accepts employment for the specified term and upon the conditions hereinafter set forth. J. R. Duncan, acting in the prescribed executive role, shall apply his knowledge, skills and experience in the performance of core duties under his jurisdiction including -

- -    Managing, administering, planning and directing the company;
- -    Implementing the directives of the Milastar Directors; and
- -    Performing such other duties as are customarily vested in the
Chairman and Chief Executive Officer (including those operating duties specified in Milastar's by-laws).

The incumbent shall direct such operating activities in a manner to maximize the Company's profit, return-on-investment and, collaterally, enhance the Company's financial strength.

J. R. Duncan hereby accepts the prescribed employment and conditions related to the position and agrees to devote his best efforts to the performance of his duties hereunder and to devote necessary working time and attention to such prescribed dutie s and other operating activities except as set forth in Section 11 hereof.

     2.  Term of Agreement.  Milastar hereby agrees to employ J. R.
Duncan and J. R. Duncan hereby agrees to serve Milastar as an employee on the terms and subject to the conditions set forth herein for the period commencing on the effective date of this Agreement and continuing in effect through the fifth anniversary hereof unless renewed in writing.

     3. Compensation. Subject to the provisions of this Agreement, Milastar hereunder shall pay J. R. Duncan over the term of this Agreement a minimum annual base salary ("Base Salary") as set forth below:

     1st year:   $ 85,000
The Base Salary is payable in equal semi-monthly installments subject to withholdings and deductions required by law or otherwise agreed.
Milastar's Board of Directors (or a committee thereof) shall from time to time review J. R. Duncan's Base Salary applicable hereunder and, in its discretion, may periodically increase such Base Salary as may be deemed appropriate for the forthcoming year of the Employment Agreement;
provided, however, any such increase in Base Salary shall in no way limit or reduce any other existing financial obligation of Milastar hereunder and any such Base Salary increase shall not thereafter be reduced. The said Base Salary does not include any directors fees from Milastar.

Pursuant to the Agreement, the Company, in its sole discretion, from time to time, may award J. R. Duncan special bonuses which then do not get built into the said Base Salary.

J. R. Duncan under this Agreement is entitled to vacations, holidays, sick leave and retirement benefits as are customarily paid to key personnel within the Company or its subsidiaries, and will be eligible for participation in any Company group medical or hospital plan.

Milastar may from time to time grant employees stock options. J. R. Duncan's Stock Option Agreement dated March 1, 1996 attached hereto as Exhibit A is an integral part of this contract.

     4. Expenses. Milastar shall reimburse J. R. Duncan in accordance with the Company's policies for all reasonable business-related expenses incurred in the performance of the duties assigned hereunder, e.g. entertainment, travel, etc. Such business-related expenses shall include the use of a company-furnished automobile and reimbursement of related operating expenses. Milastar will settle with J. R. Duncan for such expenditures upon receipt of an itemized accounting for such expenditures complete with receipts, where practical, in a form consistent with Internal Revenue Service regulations. Reimbursement requests shall be submitted on a timely basis.

J. R. Duncan shall operate at an office located within the Palm Beach, Florida area and the Company shall provide such office quarters complete with facilities and services suitable for the performance of J. R. Duncan's assigned duties hereunder including the services of an executive secretary, all at the Company's expense.

     5. Disability. If at any time, or from time to time, during the term of this Agreement J. R. Duncan shall be rendered unable to perform his assigned duties hereunder by reasons of physical or mental illness or other disabling condition, then this Employment Agreement shall continue in full force and effect and Duncan shall be entitled to receive the full compensation provided for in Section 3 hereof for a period of eighteen months immediately following the date of commencement of such incapacity. If such degree of disability shall continue for a period in excess of eighteen successive months beyond the said eighteen months period, Milastar shall have the right at its discretion to reduce the Base Salary compensation being paid to 85% of the stipulated amount.

In the event J. R. Duncan shall receive any indemnity, insurance or other such payments during the period of his disability pursuant to the provisions of any accident and health or disability insurance policy or similar plans funded by Milastar or for which Milastar pays the premiums, receipt of such indemnity payments shall be credited by Milastar against the annual base compensation that would otherwise be due to J. R. Duncan during the period of such disability, provided that if J. R. Duncan shall have paid a portion of the cost of any such insurance policy or plans, any such credit shall be prorated between the parties based on the ratio of the costs paid by Milastar and J. R. Duncan.

     6. Retirement: Retention of Services as Consultant. If during the term of this Agreement or any renewal or extension thereof, Duncan retires in accordance with the provisions of any Company pension plan adopted by Milastar, whether such retirement constitutes early retirement, normal retirement or mandatory retirement under the terms of said pension plan, he may then elect to serve Milastar in the capacity as a consultant, subject to the approval of the Milastar Board of Directors, for which position he shall receive his full annual base compensation in effect as provided in
Section 3 hereof, and any benefits to which he would otherwise become entitled at retirement shall be deferred until the earlier of the date of termination of his consulting services or mandatory retirement.

     7. Death Benefits. If Duncan shall die during the term of this Agreement, Milastar shall pay such person or persons as J. R. Duncan shall have designated by signed written instrument delivered to Milastar before his death the compensation which would otherwise be payable to J.
R. Duncan under para. 3 hereof through the final date of this Employment Agreement. Milastar is obligated to pay to such designated person or persons an amount equal to his then current base salary in effect at the time of his death. In the absence of any designation by J. R. Duncan, payments hereunder shall be made to such person or persons as J. R.
Duncan shall designate in his will, or, if the provisions of J. R. Duncan's will do not govern, then per stirpes to those of his descendants which shall be living at the time of his death.

     8. Position. If during the term of this Agreement, because of any action or failure to act on the part of the Milastar stockholders or Milastar directors, J. R. Duncan shall be removed as a director or officer or shall not be re-elected to the office carrying with it the responsibilities, power and authority of the Chairman and Chief Executive Officer, and at such time J. R. Duncan is otherwise willing to continue in such position, then J.
R. Duncan shall thereupon be relieved of all further duties and responsibilities hereunder (with the exception that he shall still continue to be bound by the covenants contained in Sections 9 and 10 hereof), but this Agreement shall not terminate and J. R. Duncan shall continue to be entitled to receive the annual base compensation provided for in Section 3 hereof for the remaining term of this Agreement.

     9. Proprietary Information. It is recognized that the service to be rendered by J. R. Duncan hereunder may involve confidential information or trade secrets of Milastar. J. R. Duncan hereby agrees that, without the prior written consent of Milastar, he will not voluntarily disclose or publish during or after the term of this Agreement any of Milastar's confidential information or trade secrets, except to the extent such information otherwise becomes part of the public domain through no wrongful action of the part of J. R. Duncan.

     10. Non-Compete. J. R. Duncan agrees that for a period of one year following the termination of his employment, whether such termination be with or without cause, he will not enter the employ of any person, firm or corporation engaged in a similar line of business which is in direct competition with Milastar, nor during such period, directly or indirectly, as principal, agent or employee, in any such business in direct competition with Milastar, unless written permission is granted by Milastar.

     11. Consulting Services to Third Parties. Notwithstanding anything to the contrary herein set forth, during the term of this Agreement or any renewal or extension hereof, J. R. Duncan shall have the right to provide consulting services and act as a director to unaffiliated third parties, provided that such consulting services shall not be rendered to a business operating in direct competition with Milastar, and provided further that such consulting services shall not interfere with the performance of J. R. Duncan's duties under this Agreement.

     12. Previous Agreement. This Agreement supersedes all prior agreements and understandings between the parties hereto, including without limitation, the current Employment Agreement, and may not be changed or terminated orally, and no change, termination or attempted waiver of any provisions hereof shall be binding unless in writing and signed by the party against whom the same is sought to be enforced; provided, however, that J. R. Duncan's compensation hereunder may be increased at any time by approval of the Milastar Board of Directors as provided herein.

     13. Notices. All notices hereunder shall be sent by registered or certified mail to the following addresses:

     To Milastar:
         Milastar Corporation
         Att.  J. Russell Duncan, Chairman
         9 Via Parigi
         Palm Beach, FL 33480

     To J. R. Duncan:
         J. Russell Duncan
         9 Via Parigi
         Palm Beach, FL 33480

or to such other address as either party may designate in writing to the other party.

     14. General. This Agreement shall inure to the benefit of and be binding upon the successors, assigns, heirs, executors and administrator of the parties hereto.

     15. Governing Law. The provisions of this Agreement shall be governed by the laws of the State of Delaware.

     16. Invalidity. If the scope of any of the provisions of this Agreement shall be broader than those permitted by law, then such provisions shall be enforceable to the extent permitted by law, and the invalidity of any provisions of this Agreement shall not affect the validity of any other provisions contained herein.

     17. Entire Agreement. This Agreement constitutes the entire agreement between the parties and may be changed only by a written agreement signed by all parties hereto.

     18. Assignment. This Agreement may be assigned, in whole or in part, by Milastar to any wholly-owned subsidiary of Milastar; provided, however, that any such assignment shall not operate to discharge any of the obligations of either party hereunder. The rights and benefits of J. R. Duncan hereunder are personal and no such right or benefit shall be subject to voluntary or involuntary alienation, assignment or transfer.

     19. Counterparts. This Agreement may be executed simultaneously in counterparts, each of which shall be deemed an original (including executed copies sent via facsimile) and all of which together shall constitute one and the same instrument.

     20. In the event of any dispute under this Agreement, it shall be resolved through binding arbitration in accordance with the rules of the American Arbitration Association.

     IN WITNESS WHEREOF, the parties have executed this Agreement this 1st day of March, 1996.



                 MILASTAR CORPORATION

J. Russell Duncan                         BY:   L. Michael McGurk, President




Appended:   Stock Option Agreement appended as Exhibit D-1



EXHIBIT D-1


MILASTAR CORPORATION
INCENTIVE STOCK OPTION AGREEMENT



     THIS AGREEMENT is made and entered into as of the 1st day of March, 1996, by and between MILASTAR CORPORATION, a Delaware corporation (the "Corporation") and J. RUSSELL DUNCAN (the
"Optionee").

     WHEREAS, the Optionee is a valued employee of the Corporation and in recognition of the Optionee's responsibilities as Chairman of the Board of the Corporation ("Chairman") and Chief Executive Officer ("CEO"), and valuable past contributions to establishing the Corporation in its present status, the Corporation grants to Optionee an option to purchase shares of Class A common stock, $0.05 par value, of the Corporation (the "Class A Common Stock") pursuant to the Milastar Corporation Stock
Option Plan (the "Plan"), heretofore adopted by the Board of Directors of the Corporation, which Plan is incorporated herein by this reference; and

     WHEREAS, the Optionee wishes to acquire the right to purchase shares of Class A Common Stock.

     NOW, THEREFORE, for good and valuable consideration, the parties hereto, intending to be legally bound, hereby agree as follows:

     1.  Grant of Option.

Subject to the provisions of Section 2 hereof, the Corporation hereby grants to the Optionee the right, privilege and option to purchase on the terms and conditions hereinafter set forth 198,333 shares of Milastar Class A common shares at a purchase price of $0.616 per share (the "Option"), which price is 110% of the fair market value of a share of Class A
Common Stock on the date of grant of the Option as determined in accordance with the provisions of the Plan. However 41,662 shares of J.
R. Duncan's option shares are contingent upon availability of additional option shares through expirations or stockholders' approval of additional option shares. The Option is intended to be an "Incentive Stock Option" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), subject to the provisions of Section 6(a) of the Plan and Section 422 of the Code.


(a) The Option shares are exercisable by the Optionee at any time within five years following the date of this Agreement.

(b) Purchase of shares hereunder must be made in minimum lots of no less than 500 shares.


     2.  Termination of Employment

     (a) If the Optionee is no longer employed by the Corporation due to disability (as defined in Section 22(e)(3) of the Code) of the Optionee then, notwithstanding the provisions of paragraph 2 of this Agreement, the Option shall be exercisable in full and the Optionee or his legal representative may, for a period of eighteen months following such termination (but before expiration of the original exercise period), exercise the Option in whole or in part.

     (b) If Optionee is no longer employed by the Corporation due to death of Optionee then, notwithstanding the provisions of paragraph 2 of this Agreement, the Option shall be exercisable in full and the Optionee or his legal representative may, for a period of eighteen months following such termination (but before expiration of the original exercise period), exercise the Option in whole or in part.

     (c) If the Optionee is no longer employed by the Corporation due to retirement, voluntary termination by the Optionee or termination by the Corporation without cause the Optionee may, for a period of six months after the date of termination (but before expiration of the original exercise period), exercise in whole or in part that portion of the Option which has not yet been exercised as of the date of termination. Thereafter, the Option shall terminate and the Optionee shall have no further rights hereunder.

     If the Optionee is no longer employed by the Corporation due to termination by the Corporation for cause (as such term is defined in paragraph 8(b) of the Plan), the Option shall be canceled and terminated as of the date on which the Optionee is given notice of termination.

     (d) The Optionee acknowledges and understands that certain exercises of the Option pursuant to the paragraph 3 may cause disqualification of the Option as an Incentive Stock Option.


     4.  Method of Exercise

The Option may be exercised by written notice (the "Notice"), addressed and delivered to the Secretary of the Corporation specifying the number of shares of Class A Common Stock to be purchased and accompanied by (I) a check, or (ii) that number of shares of Class A Common Stock which have an aggregate fair market value as of the date of the Plan equal to the exercise price, or (iii) any combination thereof.


     5.  Delivery of Stock Certificates

The Option shall be deemed to have been exercised upon receipt by the Corporation of the Notice accompanied by the exercise price (the
"Exercise Date") and the Optionee shall be treated as the holder of record of the shares with respect to which the Option is exercised as of the Exercise Date for all purposes. The certificate representing the shares of Class A Common Stock purchased upon exercise of the Option shall be issued as of the Exercise Date and delivered by the Corporation to the Optionee free and clear of all claims, liens and encumbrances, as soon as practicable following the Exercise Date.


     6.  Adjustment Provisions

If, during the term of this Agreement, there shall be any stock dividend, stock rights distribution, stock split, recapitalization, merger, consolidation, sale of assets, reorganization or other similar change or transaction of or by the Corporation, an appropriate adjustment shall be made to the number and kind of shares remaining to be acquired upon exercise of the Option (but without regard to fractions) and to the exercise price of the Option so that the value to be received by the Optionee upon exercise of the Option shall, in the aggregate, be the same as if none of the foregoing transactions had occurred.


     7.  Merger, Consolidation or Sale of Assets

In the event that provision is not made in connection with any merger, reorganization, consolidation or other change in corporate structure, for the continuation of the Plan and assumption of the Option (or the substitution of an option of the surviving corporation or successor employer or a parent thereof substantially identical to the Option), the Option shall be exercisable in full and the Optionee shall be entitled, prior to the effective date of such transaction, to exercise the Option in whole or in part.


     8.  Withholding Obligations

In the event that the exercise of the Option disqualifies the Option as an Incentive Stock Option and the Corporation is required to satisfy certain withholding obligations under the Code as a result of such exercise, Optionee may request that, in lieu of withholding amounts from Optionee's paycheck or requiring that Optionee write a check in the amount of the withholding obligation, the Corporation withhold that number of shares of Class A Common Stock which have a fair market value (determined in accordance with the provisions of the Plan) on the Exercise Date equal to the amount required to be withheld.


     9.  Non-Transferability

The Option is not transferable or assignable by the Optionee other than by will or by the laws of descent and distribution and is exercisable during the lifetime of the Optionee only by the Optionee.


     10.  Compliance With Law

By accepting the Option, the Optionee agrees for himself and his legal representative that no shares of Class A Common Stock shall be delivered pursuant to the Option until qualified for delivery under applicable securities laws and regulations as determined by the Corporation or its legal counsel.


     11.  Limitations

The Optionee shall have no rights as a stockholder with respect to shares as to which the Option shall not have been exercised and payment made as herein provided and shall have no rights with respect to such shares not expressly conferred by this Agreement. Nothing contained in this Agreement shall be construed to be a contract of employment between the Corporation and the Optionee.


     12.  Construction

     (a) Successors. This Agreement and all the terms and provisions hereof shall be binding upon and shall inure to the benefit of the parties hereto and their respective legal representatives, heirs and successors, except as expressly herein otherwise provided.

     (b) Entire Agreement; Modification. This Agreement contains the entire understanding between the parties with respect to the matters referred to herein and such agreement shall not be modified, except by written agreement signed by both the Corporation and the Optionee.

     (c) Headings; Pronouns; Governing Law. The descriptive headings of the respective sections and subsections of this Agreement are inserted for convenience of reference only and shall not be deemed to modify or construe the provisions which follow them. Any use of any masculine pronoun shall include the feminine and vice-versa and any use of a singular, the plural and vice-versa, as the context and facts may require. The construction and interpretation of this Agreement shall by governed in all respects by the laws of the State of Delaware.




     (d) Notices. All communications between the parties shall be in writing and shall be deemed to have been duly given as of the date and time of hand delivery or three days after mailing via certified or registered mail, return receipt requested, proper postage prepaid to the following or such other addresses of which the parties shall from time to time notify one another.

(1) If to the Corporation:
         Milastar Corporation
         No. 9 Via Parigi
         Palm Beach, Florida 33480

(2) If to the Optionee:              J. Russell Duncan
         No. 9 Via Parigi
         Palm Beach, Florida 33480

     (e) Severability. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement or the application thereof to any party or circumstance shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the minimal extent of such provision or the remaining provisions of this Agreement or the application of such provision to other parties or circumstances.



     IN WITNESS WHEREOF, the parties have executed or caused to be executed this Agreement on the date first above written.



OPTIONEE:                                           MILASTAR CORPORATION

J. Russell Duncan                         BY:   L. Michael McGurk, President