Form 10-Q
period 1996-07-31
MILASTAR CORP
filed 1996-09-10
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 31, 1996       Commission File Number: 0-5105




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

At July 31, 1996, 2,738,264 shares of common stock of the Registrant were issued and outstanding.











                               MILASTAR CORPORATION AND SUBSIDIARIES



                      PART I

Item 1.  Financial Statements

    The condensed financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 1996.

    The condensed financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company for the periods presented.





















              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                                            July 31,                 April 30,
                                                                              1996                     1996
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .                      191,000                  144,000
  Marketable securities and other investments, at fair value . . . . . .     41,000                   41,000
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $35,000
   (July 31, 1996) and $37,000 (April 30, 1996). . . . . . . . .            997,000                  959,000
   Other . . . . . . . . . . . . . . . . . . . . . . .                        7,000                    6,000
  Inventory. . . . . . . . . . . . . . . . . . . . . .                      195,000                  224,000
  Prepaid expenses and other . . . . . . . . . . . . .                      193,000                  182,000
    Total current assets . . . . . . . . . . . . . . .                    1,624,000                1,556,000

Property, plant and equipment:
  Land . . . . . . . . . . . . . . . . . . . . . . . .                      199,000                  199,000
  Buildings and improvements . . . . . . . . . . . . .                      730,000                  662,000
  Equipment. . . . . . . . . . . . . . . . . . . . . .                    5,951,000                5,465,000
                                                                          6,880,000                6,326,000
   Less accumulated depreciation . . . . . . . . . . .                   (2,512,000)              (2,360,000)
                                                                          4,368,000                3,966,000
Other assets:
  Non-compete agreements . . . . . . . . . .                                105,000                  125,000
  Building held for sale, net of valuation allowance .                                               255,000

    Total assets . . . . . . . . . . . . . .                              6,097,000                5,902,000


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to stockholders. . . . . . . . . . . .                      277,000                  271,000
  Note payable to bank . . . . . . . . . . . .                                                        60,000
  Current maturities of long-term debt . . . .                              208,000                  208,000
  Accounts payable . . . . . . . . . . . . . .                              320,000                  416,000
  Income taxes payable . . . . . . . . . . . .                                3,000                    5,000
  Accrued payroll and benefits . . . . . . . .                              210,000                  193,000
  Accrued real estate taxes. . . . . . . . . .                               70,000                   96,000
  Other accrued liabilities. . . . . . . . . .                              128,000                  184,000
    Total current liabilities. . . . . . . . .                            1,216,000                1,433,000

Long-term debt, less current maturities. . . .                            1,170,000                  842,000
Deferred tax refund, net . . . . . . . . . . .                              118,000
    Total liabilities. . . . . . . . . . . . .                            2,504,000                2,275,000

Stockholders' equity:
  Preferred stock, $1.00 par value; authorized 5,000,000 shares, none issued
  Common stock,  $.05 par value;  Authorized 7,500,000 shares, issued and
   outstanding 2,728,264 shares at July 31, 1996 and April 30, 1996         137,000                  137,000
  Note receivable from officer . . . . . . . .                              (20,000)                 (20,000)
  Unrealized holding gains on marketable securities. .                       36,000                   36,000
  Additional paid-in capital . . . . . . . . .                            1,666,000                1,666,000
  Retained earnings. . . . . . . . . . . . . .                            1,774,000                1,808,000
   Total stockholders' equity. . . . . . . . .                            3,593,000                3,627,000

    Total liabilities and stockholders' equity.                           6,097,000                5,902,000

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended July 31,
                                (Unaudited)

                                                                              1996                      1995

Net Sales                                                  . . .          1,856,000                 1,931,000
Cost of Sales                                      . . .                  1,379,000                 1,420,000

Gross margin                                       . . .                    477,000                   511,000
Selling general and administrative expenses. . . . . .                      450,000                   425,000
Amortization of non-compete agreement. . . . . . . . .                       20,000                    14,000

Operating income (loss). . . . . . . . . . . . . . . .                        7,000                    72,000

Other income (expense):
 Dividend and interest income. . . . . . . . . . . . .                        3,000                     6,000
 Interest expense. . . . . . . . . . . . . . . . . . .                      (34,000)                   (8,000)
 Net loss on sale of property and equipment. . . . . .                      (53,000)
 Unrealized market gain (loss) on valuation of building held for sale. . . . 43,000                   (30,000)
        Total other income (expense) . . . . . . . . .                      (41,000)                  (32,000)

Income (loss) before provision for income taxes. . . .                      (34,000)                   40,000
Provision for income taxes . . . . . . . . . . . . . .


Net income (loss). . . . . . . . . . . . . . . . . . .                      (34,000)                   40,000

Net income (loss) per common share:. . . . . . . . . .                       $ (.01)                   $  .01

Weighted average number of common shares
 outstanding during the period . . . . . . . . . . . .                    2,738,264                 2,738,264

               MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended July 31,
                           (Unaudited)


                                                                              1996                       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . .                              (34,000)                    40,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization . . . . . . .                              171,000                    134,000
   Net loss on sale of property and equipment.                               53,000
   Unrealized market loss (gain) on valuation of building held for sale     (43,000)                    30,000

  Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . .                              (39,000)                   154,000
   Inventory . . . . . . . . . . . . . . . . .                               29,000                     56,000
   Prepaid supplies and other assets . . . . .                              (11,000)                     6,000
   Accounts payable and accrued taxes. . . . .                             (162,000)                     6,000
   Income tax refund, net  . . . . . . . . . .                              118,000

  Net cash provided by operating activities. .                               82,000                    201,000

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment.                             (554,000)                  (197,000)
   Proceeds from sale of property and equipment  . . .                      245,000

  Net cash used in investing activities. . . .                             (309,000)                  (197,000)

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank line of credit . . . . .                               25,000
   Repayments on bank line of credit . . . . .                              (85,000)
   Proceeds from issuance of long-term debt. .                              373,000
   Principal payments on long-term debt. . . .                              (45,000)                   (11,000)
   Proceeds from issuance note payable - stockholder .                        6,000
   Repayments on note payable - stockholder. .                                                         (10,000)

  Net cash provided by (used in) financing activities.                      274,000                    (21,000)

  NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS . . . . . . . . . . . . . . . .                               47,000                    (17,000)
  CASH AND CASH EQUIVALENTS BALANCE AT BEGINNING
   OF YEAR . . . . . . . . . . . . . . . . . .                              144,000                    365,000
  CASH AND CASH EQUIVALENTS BALANCE AT END OF
   THE SECOND QUARTER. . . . . . . . . . . . .                              191,000                    348,000

  Supplemental disclosures of cash flow information:
   Cash paid during the first quarter for:
    Interest . . . . . . . . . . . . . . . . .                               75,000                      1,000

    Income taxes . . . . . . . . . . . . . . .                                2,000

      MILASTAR CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of business Milastar Corporation ("Milastar" and sometimes the "Company") is primarily involved in selling special metallurgical and secondary metal processing services to a diversified list of customers located in the greater Midwest and New England regions who manufacture a wide variety of end-products and depend upon out- sourcing of specialized processing of their metal components. The Company extends credit to many of its customers.

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

   Marketable securities and other investments On May 1, 1994 the Company adopted the provisions of Statement of Accounting Standards No.
115, Accounting for Certain Investments in Debt and Equity Securities
(Statement 115). Under Statement 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums of discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the market value of any available-for-sale or held-to
- -maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.
At April 30, 1994 marketable securities were carried at the lower of aggregate cost or market.

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

2 MARKETABLE SECURITIES AND OTHER INVESTMENTS

  Marketable securities and other investments consists of bonds and common stock and are being used to invest excess cash until an appropriate acquisition or operating need arises. In accordance with Statement 115, at July 31, 1996 and 1995, marketable securities and other investments are classified as available-for-sale and as such unrealized gains and losses are reported as a separate component of stockholders' equity until realized. Dividend income, interest income, and prepayment losses on debt securities are accrued as earned. The Company uses specific identification to determine the fair value of marketable securities and other investments.

  Marketable securities and other investments were comprised of the following at July 31:

Description                                  1996          1995
First Colonial Bank SharesCommon Stock      $5,000        $5,000
Total cost                                   5,000         5,000
Gross unrealized holding gains              36,000        20,000
Fair Value                                 $41,000       $25,000


  Prior to the adoption of Statement 115, the Company recorded unrealized gains and losses in accordance with Statement of Financial Accounting Standards No. 12, Accounting for Certain Marketable Securities.


3      RELATED PARTY TRANSACTIONS

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

       Total interest income related to these notes for the fiscal quarters ended July 31, 1996 and 1995 amounted to $500 and $300, respectively.

       Notes Payable

       During fiscal 1995 the Company entered into a series of note payable transactions which at July 31, 1996 had a balance of $184,000, including accrued interest, payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bear a interest rate of 8% and are payable on demand. The Company classifies the notes payable as a current liability. Total interest expense related to the notes payable for the fiscal quarters ended July 31, 1996 and 1995 was $4,400 and $8,000, respectively.

       During fiscal 1996 the Company entered into a $100,000 note payable to
L. Michael McGurk, President, Chief Operating Officer and a director of the Company. The note bears an interest rate of 8.7% and is payable on demand.
The Company classifies the note payable as a current liability. Total interest expense related to this note payable for the fiscal quarters ended July 31, 1996 and 1995 was $2,200 and $0, respectively.

4      INCOME TAXES

       The Company has provided for current income taxes on earnings at the appropriate statutory state and federal rates applicable to such earnings, and any deviation is solely the result of book/tax differences arising mainly from the recognition of tax depreciation expense.


5      EARNINGS PER COMMON SHARE

       The computation of earnings per share is as follows:
                Three Months Ended July  31,
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months Ended July 31, 1996 Compared to Three Months Ended
July 31, 1995. The Company recorded sales of $1,856,000 during the first quarter of fiscal 1997 as compared to $1,931,000 for the same period last year, a $75,000 (4%) decrease. The sales decrease was caused by a combination of decreased sales in the Midwest market area (15%) due to a softening of the economy in that region and increased sales (11%) due to the acquisition of New England Metal Treating.

     Cost of sales of $1,379,000 (74% of net sales) decreased $41,000 (3%) from $1,420,000 (74% of net sales) for the same period a year earlier. The decreased cost of sales is the result of reduced labor on slightly lower sales volume. Gross margin decreased to $477,000 compared to $511,000 in the prior year first quarter.

     Selling, general and administrative expenses of $450,000 (24% of net sales) increased $25,000 (6%) from $425,000 (22% of net sales) recorded during the first quarter of fiscal 1996. The increase is primarily the result of the addition of New England Metal Treating. Management's goal is to reduce or hold constant selling and G&A expenses while increasing sales.

     The Company recorded operating income of $7,000 in the first quarter of fiscal 1997 as compared to operating income of $72,000 recorded in the prior year first quarter. Lower operating income was primarily caused by lower sales revenues. Management continues to trim expenses while concurrently implementing sales building programs focused upon enlisting new accounts and getting additional business from existing clients in both the New England and Midwest markets.

     Total other expense amounted to $41,000 in the first quarter of fiscal 1997 compared to other expense of $32,000 in the first quarter of last year. The increase was primarily due to higher interest expense.



Liquidity and Capital Resources

     At July 31, 1996, the Company's working capital was $408,000 compared to $123,000 at April 30, 1996 and the ratio of current assets to current liabilities was 1.3 to 1 and 1.1 to 1, respectively. Cash, marketable securities and other investments and current receivables represented 76%
(74% at April 30, 1996) and 20% (19% at April 30, 1996) of total current assets and total assets, respectively. During the first quarter of fiscal 1997, cash provided by operating activities amounted to $82,000 compared to $201,000 provided by operating activities in the first quarter of fiscal 1996. Working captitalrequirements for the first quarter of fiscal 1997 were funded primarily from available cash and from operations.


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


MILASTAR CORPORATION



/s/ J. RUSSELL DUNCAN
J. Russell Duncan
Chairman of the Board and Chief Executive Officer

Dated: September 3, 1996