Form 10-Q
period 1996-10-31
MILASTAR CORP
filed 1996-12-10
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 1996               Commission File Number:
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

At October 31, 1996, 2,738,264 shares of common stock of the Registrant were issued and outstanding.










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





















MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
                                                       October 31,   April 30,
                                                            1996        1996
Current assets:
     Cash and cash equivalents                            144,000      144,000
     Marketable securities and other investments,
     at fair value                                         41,000       41,000
     Accounts receivable:
          Trade, less allowance for doubtful accounts
          of $39,000 (October 31, 1996) and $37,000
          (April 30, 1996)
                                                        1,044,000      959,000
     Other                                                  7,000        6,000
     Inventory                                            185,000      224,000
     Prepaid expenses and other                           177,000      182,000
               Total current assets                     1,598,000    1,556,000

Property, plant and equipment:
     Land                                                 199,000      199,000
     Buildings and improvements                           738,000      662,000
     Equipment                                          6,229,000    5,465,000
                                                        7,166,000    6,326,000
          Less accumulated depreciation                (2,662,000)  (2,360,000)
                                                        4,504,000    3,966,000
Other assets:
     Non-compete agreements                                85,000      125,000
     Building held for sale, net of valuation
     allowance                                                         255,000

               Total assets                             6,187,000    5,902,000


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to stockholders                         252,000     271,000
     Note payable to bank                                               60,000
     Current maturities of long-term debt                  208,000     208,000
     Accounts payable                                      331,000     416,000
     Income taxes payable                                    2,000       5,000
     Accrued payroll and benefits                          246,000     193,000
     Accrued real estate taxes                              51,000      96,000
     Other accrued liabilities                              96,000     184,000
               Total current liabilities                 1,186,000   1,433,000

Long-term debt, less current maturities                  1,312,000     842,000
Deferred tax refund, net                                   118,000
               Total liabilities                         2,616,000   2,275,000

Stockholders' equity:
     Preferred stock, $1.00 par value; authorized
     5,000,000 shares, none issued
     Common stock,  $.05 par value; authorized
     7,500,000 shares, issued and outstanding
     2,728,264 shares at October 31, 1996 and
     April 30, 1996                                        137,000     137,000
     Note receivable from officer                          (20,000)    (20,000)
     Unrealized holding gains on marketable
     securities                                             36,000      36,000
     Additional paid-in capital                          1,666,000   1,666,000
     Retained earnings                                   1,752,000   1,808,000
           Total stockholders' equity                    3,571,000   3,627,000

               Total liabilities and stockholders'
                     equity                              6,187,000   5,902,000

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                           Three Months Ended           Six Months Ended
                                                               October 31,                 October 31,
                                                           1996        1995            1996        1995
Net Sales                                                1,884,000   1,715,000       3,740,000   3,646,000
Cost of Sales                                            1,406,000   1,267,000       2,785,000   2,687,000

Gross margin                                               478,000     448,000         955,000     959,000
Selling general and administrative expenses                455,000     447,000         905,000     872,000
Amortization of non-compete agreement                       20,000      14,000          40,000      28,000

Operating income (loss)                                      3,000     (13,000)         10,000      59,000

Other income (expense):
     Dividend and interest income                            2,000       4,000           5,000      10,000
     Interest expense                                      (35,000)     (8,000)        (69,000)    (16,000)
     Net loss on sale of property and equipment                                        (53,000)
     Unrealized gain (loss) on valuation of
     building held for sale                                                             43,000     (30,000)
          Total other income (expense)                     (33,000)     (4,000)        (74,000)    (36,000)
Income (loss) before income taxes                          (30,000)    (17,000)        (64,000)     23,000
Provision (benefit) for income taxes                        (8,000)                     (8,000)

Net income (loss)                                          (22,000)    (17,000)        (56,000)     23,000

Net income (loss) per common share                            (.01)       (.01)           (.02)        .01

Weighted average number of shares outstanding
    during the period                                    2,738,264   2,738,264       2,738,264   2,738,264

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended October 31,
(Unaudited)

                                                            1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                    (56,000)      23,000
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                   342,000      269,000
          Net loss on sale of property and equipment       53,000
          Unrealized market loss (gain) on valuation
          of building held for sale                       (43,000)      30,000

     Changes in operating assets and liabilities:
          Accounts receivable                             (86,000)     243,000
          Inventory                                        39,000       21,000
          Prepaid supplies and other assets                 5,000       58,000
          Accounts payable and accrued expenses          (168,000)    (373,000)
          Income tax refund, net                          118,000

     Net cash provided by operating activities            204,000      271,000

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to property, plant and equipment     (840,000)    (320,000)
          Proceeds from sale of property and equipment    245,000

     Net cash used in investing activities               (595,000)    (320,000)

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from bank line of credit                25,000
          Repayments on bank line of credit               (85,000)
          Proceeds from issuance of long-term debt        564,000       47,000
          Principal payments on long-term debt            (94,000)     (39,000)
          Proceeds from issuance note payable
            - stockholder                                   6,000
          Repayments on note payable - stockholder        (25,000)     (60,000)

     Net cash provided by (used in) financing activities  391,000      (52,000)

     NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                 (101,000)
     CASH AND CASH EQUIVALENTS BALANCE AT BEGINNING
          OF YEAR                                         144,000      365,000
     CASH AND CASH EQUIVALENTS BALANCE AT END OF
          THE SECOND QUARTER                              144,000      264,000

     Supplemental disclosures of cash flow information:
          Cash paid during the first two quarters for:
               Interest                                   116,000        2,000

               Income taxes                                 3,000

MILASTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of business --Milastar Corporation ("Milastar" and sometimes the "Company") is primarily involved in selling special metallurgical and secondary metal processing services to a diversified list of customers located in the greater Midwest and New England regions who manufacture a wide variety of end-products and depend upon out- sourcing of specialized processing of their metal components. The Company extends credit to many of its customers.

          Principles of consolidation--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Flame Metals Processing Corporation ("Flame Metals"), Northwest Engineering Labs, Inc., Jardun Apparel Corp., Milastar Services Corporation and Flame Metals' wholly owned subsidiary New England Metal Treating Corporation ("New England Metal"). In consolidation, all significant intercompany accounts and transactions are eliminated.

          Cash and cash equivalents--The Company considers cash equivalents to include all investments purchased with an original maturity of 90 days or less.

          Marketable securities and other investments--On May 1, 1994 the Company adopted the provisions of Statement of Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement
115). Under Statement 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums of discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. At April 30, 1994 marketable securities were carried at the lower of aggregate cost or market.

          Inventory--Inventory is carried at cost as determined by the First-In-First-Out (FIFO) method.

          Prepaid supplies--Prepaid supplies are expensed as used.

          Property, plant and equipment--Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts, and any gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized and deductions are made for retirements resulting from the renewals or betterments.

          The estimated useful lives of the fixed assets are as follows:

                    Buildings          35 years
                    Equipment          5 to 12 years
                    Vehicles           3 to 5 years



     Other assets--Other assets are comprised of two five-year non-compete agreements which are being amortized over 60 months using the straight-line method and one four-year non-compete agreement which is being amortized over 48 months using the straight-line method.

     Income taxes-- The Company accounts for income taxes under Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Statement 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Accounting estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair value of financial instruments -- The Company's financial instruments are recorded on its balance sheet. The carrying amount for cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable and notes payable approximate their carrying value.

2     MARKETABLE SECURITIES AND OTHER INVESTMENTS

     Marketable securities and other investments consists of bonds and common stock and are being used to invest excess cash until an appropriate acquisition or operating need arises. In accordance with Statement 115, at October 31, 1996 and 1995, marketable securities and other investments are classified as available-for-sale and as such unrealized gains and losses are reported as a separate component of stockholders' equity until realized. Dividend income, interest income, and prepayment losses on debt securities are accrued as earned. The Company uses specific identification to determine the fair value of marketable securities and other investments.

     Marketable securities and other investments were comprised of the following at October 31:

     Description                              1996     1995

First Colonial Bank Shares Common Stock       5,000    5,000
Total cost                                    5,000    5,000
Gross unrealized holding gains               36,000   36,000
Fair Value                                   41,000   41,000


     Prior to the adoption of Statement 115, the Company recorded unrealized gains and losses in accordance with Statement of Financial Accounting Standards No. 12, Accounting for Certain Marketable Securities.


3     RELATED PARTY TRANSACTIONS

     Notes Receivable

     In fiscal 1993, with the encouragement of the Company, Michael McGurk, President, Chief Operating Officer and a director of the Company bought 15,000 shares of Milastar Class A Common Stock and entered into a note agreement with the Company to finance this purchase. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 1997. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note. Total interest income related to this note for the fiscal quarters ended October 31, 1996 and 1995 amounted to $600 and $500, respectively.

     Notes Payable

     During fiscal 1995 the Company entered into a series of note payable transactions which at October 31, 1996 had a balance of $152,000, including accrued interest, payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bear a interest rate of 8% and are payable on demand. The Company classifies the notes payable as a current liability. Total interest expense related to the notes payable for the fiscal quarters ended October 31, 1996 and 1995 was $4,100 and $7,000, respectively.

     During fiscal 1996 the Company entered into a $100,000 note payable to L. Michael McGurk, President, Chief Operating Officer and a director of the Company. The note bears an interest rate of 8.7% and is payable on demand. The Company classifies the note payable as a current liability. Total interest expense related to this note payable for the fiscal quarters ended October 31, 1996 and 1995 was $2,100 and $0, respectively.

4     INCOME TAXES

     The Company has provided for current income taxes on earnings at the appropriate statutory state and federal rates applicable to such earnings, and any deviation is solely the result of book/tax differences arising mainly from the recognition of tax depreciation expense.


5     EARNINGS PER COMMON SHARE

     The computation of earnings per share is as follows:

                                                      Three Months Ended
                                                          October 31,
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months Ended October 31, 1996 Compared to Three Months Ended October 31, 1995. The Company recorded sales of $1,884,000 during the second quarter of fiscal 1997 as compared to $1,715,000 for the same period last year, a $169,000 (10%) increase. The sales increase was caused by a combination of decreased sales in the Midwest market area (3%) and increased sales due to the acquisition of New England Metal (13%).

     Cost of sales of $1,406,000 (75% of net sales) increased $139,000 (11%) from $1,267,000 (74% of net sales) for the same period a year earlier. The increase in cost of sales is primarily due to a combination of decreased cost of sales at Flame Metals as a result of decreased sales and improved efficiencie s (5%) and increased sales resulting from the addition of New England Metal (16%). Gross margin increased to $478,000 compared to $448,000 in the prior year second quarter.

     Selling, general and administrative expenses of $455,000 (24% of net sales) increased $8,000 (2%) from $447,000 (26% of net sales) recorded during the second quarter of fiscal 1996. The increase is primarily the result of the addition of New England Metal. Management's goal is to reduce or hold constant selling and G&A expenses while increasing sales.

     The Company recorded operating income of $3,000 in the second quarter of fiscal 1997 as compared to an operating loss of $13,000 recorded in the prior year second quarter. Higher operating income was primarily due to reduced labor costs at Flame Metals. Management continues to reduce labor costs relative to sales and as such has increased the Company's revenue per employee.

     Total other expense amounted to $33,000 in the second quarter of fiscal 1997 compared to other expense of $4,000 in the second quarter of last year. The increase was primarily due to higher interest expense related to the purchase and financing of a new mesh belt furnace at Flame Metals and to the debt incurred on the financing of the New England Metal acquisition.

     The Company recorded a net loss in the second quarter of fiscal 1997 of $22,000 compared to a $17,000 net loss in the prior year second quarter. The loss in the current second quarter was primarily due to New England Metal which experienced lower than expected sales as a result of a major customer moving out of the market.

     Six Months Ended October 31, 1996 Compared to Six Months Ended October 31, 1995. The Company recorded sales of $3,740,000 during the first half of fiscal 1997 as compared to $3,646,000 for the same period last year, a $94,000 (3%) increase. The increase was caused by a combination of decreased sales in the Midwest market area (9%) and increased sales due to the acquisition of New England Metal Treating (12%).

     Cost of sales of $2,785,000 (75% of net sales) increased $98,000 (4%) from $2,687,000 (74% of net sales) for the same period a year earlier. The increase in cost of sales is primarily due to a combination of decreased cost of sales at Flame Metals as a result of decreased sales and improved efficiencies (11%) and increased sales resulting from the addition of New England Metal Treating (15%). Gross margin decreased slightly to $955,000 compared to $959,000 in the prior year first half.

     Selling, general and administrative expenses of $905,000 (24% of net sales) increased $33,000 (4%) from $872,000 (24% of net sales) recorded during the first half of fiscal 1996. The increase is primarily due to the acquisition of New England Metal Treating.

     The Company recorded operating income of $10,000 in the first half of fiscal 1997 as compared to operating income of $59,000 recorded in the same period last year. Lower operating income was primarily caused by lower sales revenues. The new mesh belt furnace installed at Flame Metals will be in operation in the third quarter and is expected to reduce costs and increase sales.

     Total other expense amounted to $74,000 in the first half of fiscal 1997 compared to other expense of $36,000 in the same period last year. The increase was primarily due to higher interest expense related to the purchase and financing of a new mesh belt furnace at Flame Metals and to the debt incurred on the financing of the New England Metal acquisition.

     The Company recorded a net loss in the first half of fiscal 1997 of $56,000 compared to net income of $23,000 in the first half of the prior year. The loss in the first half of fiscal 1997 was primarily due to New England Metal which experienced lower than expected sales as a result of a major customer moving out of the market.


Liquidity and Capital Resources

     At October 31, 1996, the Company's working capital was $412,000 compared to $123,000 at April 30, 1996 and the ratio of current assets to current liabilities was 1.3 to 1 and 1.1 to 1, respectively. Cash, marketable securities and other investments and current receivables represented 77% (74% at April 30, 1996) and 20% (19% at April 30, 1996) of total current assets and total assets, respectively. During the first half of fiscal 1997, cash provided by operating activities amounted to $204,000 compared to $271,000 provided by operating activities in the first half of fiscal 1996. Working capital requirements for the first half of fiscal 1997 were funded primarily from available cash and from operations.


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

          Dated: December 10, 1996