Form 10-Q
period 1997-01-31
MILASTAR CORP
filed 1997-03-14
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended January 31, 1997
       Commission File Number: 0-5105




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


At January 31, 1997, 2,738,264 shares of common stock of the Registrant were issued and outstanding.











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




















              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                      January 31,    April 30,
                                                         1997          1996
Current assets:
  Cash and cash equivalents                                36,000      144,000
  Marketable securities and other investments,
     at fair value                                                      41,000
  Accounts receivable:
  Trade, less allowance for doubtful accounts of
     $33,000 (January 31, 1997) and $37,000
     (April 30, 1996)                                   1,005,000      959,000
  Other                                                     8,000        6,000
  Inventory                                               151,000      224,000
  Prepaid expenses and other                              171,000      182,000
   Total current assets                                 1,371,000    1,556,000

Property, plant and equipment:
  Land                                                    199,000      199,000
  Buildings and improvements                              738,000      662,000
  Equipment                                             6,470,000    5,465,000
                                                        7,407,000    6,326,000
  Less accumulated depreciation                        (2,833,000)  (2,360,000)
                                                        4,574,000    3,966,000
Other assets:
  Non-compete agreements                                   77,000      125,000
   Building held for sale,
    net of valuation allowance                                         255,000

  Total assets                                          6,022,000    5,902,000


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to stockholders                          190,000      271,000
   Note payable to bank                                                 60,000
   Current maturities of long-term debt                   208,000      208,000
   Accounts payable                                       288,000      416,000
   Income taxes payable                                     2,000        5,000
   Accrued payroll and benefits                           251,000      193,000
   Accrued real estate taxes                               70,000       96,000
   Other accrued liabilities                              163,000      184,000
  Total current liabilities                             1,172,000    1,433,000

Long-term debt, less current maturities                 1,254,000      842,000
Deferred tax refund, net                                  118,000
  Total liabilities                                     2,544,000    2,275,000

Stockholders' equity:
   Preferred stock, $1.00 par value;
     authorized 5,000,000 shares, none issued
   Common stock,  $.05 par value;  Authorized
     7,500,000 shares, issued and outstanding
     2,728,264 shares at January 31, 1997 and
     April 30, 1996                                       137,000      137,000
  Note receivable from officer                            (20,000)     (20,000)
  Unrealized holding gains on marketable securities                     36,000
  Additional paid-in capital                            1,666,000    1,666,000
  Retained earnings                                     1,695,000    1,808,000
    Total stockholders' equity                          3,478,000    3,627,000

   Total liabilities and stockholders' equity           6,022,000    5,902,000

              MILASTAR CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                          Three Months Ended         Nine Months Ended
                                                              January 31,               January 31,
                                                          1997         1996          1997        1996
Net Sales                                               1,672,000    1,374,000     5,412,000   5,020,000
Cost of Sales                                           1,315,000    1,180,000     4,101,000   3,867,000
Gross margin                                              357,000      194,000     1,311,000   1,153,000
Selling general and administrative expenses               415,000      405,000     1,320,000   1,276,000
Amortization of non-compete agreements                      8,000       14,000        48,000      42,000

   Operating income (loss)                                (66,000)    (225,000)      (57,000)   (165,000)

   Other income (expense):
Dividend and interest income                                3,000        4,000         8,000      14,000
Interest expense                                          (38,000)      (8,000)     (107,000)    (24,000)
Net gain (loss) on sale of property and equipment          44,000                     (9,000)
Unrealized gain (loss) on valuation of building
   held for sale                                                                      43,000     (30,000)
   Total other income (expense)                             9,000       (4,000)      (65,000)    (40,000)

Income (loss) before income taxes                         (57,000)    (229,000)     (122,000)   (205,000)
   Provision (benefit) for income taxes                                               (8,000)

   Net income (loss)                                      (57,000)    (229,000)     (114,000)   (205,000)

Net income (loss) per common share                           (.02)        (.08)         (.04)       (.07)

Weighted average number of shares outstanding
  during the period                                     2,738,264    2,738,264     2,738,264   2,738,264

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months Ended January 31,
                           (Unaudited)


                                                          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     (114,000)     (205,000)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         521,000       404,000
   Net loss (gain) on sale of property and equipment       9,000
   Unrealized market loss (gain) on valuation of
    building held for sale                               (43,000)       30,000

  Changes in operating assets and liabilities:
   Accounts receivable                                   (48,000)      374,000
   Inventory                                              73,000        17,000
   Prepaid supplies and other assets                      11,000        34,000
   Accounts payable and accrued expenses                (119,000)     (212,000)
   Income tax refund, net                                118,000

   Net cash provided by operating activities             408,000       442,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment         (1,081,000)     (429,000)
   Proceeds from sale of property and equipment          294,000

   Net cash used in investing activities                (787,000)     (429,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank line of credit                      25,000
   Repayments on bank line of credit                     (85,000)
   Proceeds from issuance of long-term debt              564,000        47,000
   Principal payments on long-term debt                 (152,000)      (52,000)
   Proceeds from issuance note payable - stockholder       6,000
   Repayments on note payable - stockholder              (87,000)     (174,000)

   Net cash provided by (used in) financing
    activities                                           271,000      (179,000)

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                          (108,000)     (166,000)
CASH AND CASH EQUIVALENTS BALANCE AT BEGINNING
   OF YEAR                                               144,000       365,000
CASH AND CASH EQUIVALENTS BALANCE AT END OF
   THE THIRD QUARTER                                      36,000       199,000

  Supplemental disclosures of cash flow information:
  Cash paid during the first three quarters for:
    Interest                                             154,000         5,000
    Income taxes                                           3,000

       MILASTAR CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of business Milastar Corporation ("Milastar" and sometimes the "Company") is primarily involved in selling special metallurgical and secondary metal processing services to a diversified list of customers located in the greater Midwest and New England regions who manufacture a wide variety of end-products and depend upon out-sourcing of specialized processing of their metal components. The
Company extends credit to many of its customers.

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

  The estimated useful lives of the fixed assets are as follows:

   Buildings. . . . . . . . 35 years
   Equipment. . . . . . . . 5 to 12 years
   Vehicles . . . . . . . . 3 to 5 years



  Other assets Other assets are comprised of two five-year non-compete agreements, fully amortized at January 31, 1997, which were being amortized over 60 months using the straight-line method and one four-year non-compete agreement which is being amortized over 48 months using the straight-line method.

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

  Marketable securities and other investments were comprised of the following at January 31:

                     Description
                                                           1997       1996

Firstar Bank Shares    Common Stock                                   5,000

Total cost                                                            5,000

Gross unrealized holding gains                                       36,000

Fair Value                                                           41,000


  Prior to the adoption of Statement 115, the Company recorded unrealized gains and losses in accordance with Statement of Financial Accounting Standards No. 12, Accounting for Certain Marketable
Securities.


3   RELATED PARTY TRANSACTIONS

       Notes Receivable

       In fiscal 1993, with the encouragement of the Company, Michael McGurk, President, Chief Operating Officer and a director of the Company bought 15,000 shares of Milastar Class A Common Stock and entered into a note agreement with the Company to finance this purchase. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 1997. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note. Total interest income related to this note for both fiscal quarters ended January 31, 1997 and 1996 amounted to $500.

       Notes Payable

       During fiscal 1995 the Company entered into a series of note payable transactions, which at January 31, 1997 had a balance of $90,000, payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bear a interest rate of 8% and are payable on demand. The Company classifies the notes payable as a current liability. Total interest expense related to the notes payable for the fiscal quarters ended January 31, 1997 and 1996 was $2,700 and $5,000, respectively.

       During fiscal 1996 the Company entered into a $100,000 note payable to L. Michael McGurk, President, Chief Operating Officer and a director of the Company. The note bears an interest rate of 8.7% and is payable on demand. The Company classifies the note payable as a current liability. Total interest expense related to this note payable for the fiscal quarters ended January 31, 1997 and 1996 was $2,100 and $0, respectively.

4   INCOME TAXES

       The Company has provided for current income taxes on earnings at the appropriate statutory state and federal rates applicable to such earnings, and any deviation is solely the result of book/tax differences arising mainly from the recognition of tax depreciation expense.


5   EARNINGS PER COMMON SHARE

       The computation of earnings per share is as follows:

                                                     Three Months Ended
                                                        January  31,


                                                     1997         1996
Weighted average number of shares of series
  A Common stock outstanding                       2,738,264    2,738,264
Dilutive effect of stock options after application
  of treasury stock method
Weighted average number of shares of Class A
  common stock outstanding during the period.      2,738,264    2,738,264

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months Ended January 31, 1997 Compared to Three Months
Ended January 31, 1996. The Company recorded sales of $1,672,000 during the third quarter of fiscal 1997 as compared to $1,374,000 for the same period last year, a $298,000 (22%) increase. The sales increase was caused by a combination of increased sales at Flame Metals (9%) and increased sales due to the acquisition of New England Metal (13%).

     Cost of sales of $1,315,000 (79% of net sales) increased $135,000 (11%) from $1,180,000 (86% of net sales) for the same period a year earlier. The increase in cost of sales is primarily due to a combination of decreased cost of sales at Flame Metals as a result of improved efficiencies (7%) and increased sales resulting from the addition of New England Metal (18%). Gross margin increased to $357,000 compared to $194,000 for the prior year third quarter.

     Selling, general and administrative expenses of $415,000 (25% of net sales) increased $10,000 (2%) from $405,000 (29% of net sales) recorded during the third quarter of fiscal 1996. The increase is primarily the result of the addition of New England Metal. Management's goal is to reduce or hold constant selling and G&A expenses while increasing sales.

     The Company recorded an operating loss of $66,000 in the third quarter of fiscal 1997 as compared to an operating loss of $225,000 recorded in the prior year third quarter. The improvement in operating performance was primarily due to reduced operating costs at Flame Metals. Management continues to reduce labor costs relative to sales and as such has increased the Company's revenue per employee.

     Total other income (expense) amounted to $9,000 income in the third quarter of fiscal 1997 compared to other income (expense) of $4,000 expense in the third quarter of last year. The other income in the current third quarter was primarily the result of a gain on the sale of investments being partially offset by increased interest expense.

     The Company recorded a net loss in the third quarter of fiscal 1997 of $57,000 compared to a $229,000 net loss in the prior year third quarter. The loss in the current third quarter was primarily due to New England Metal which experienced lower than expected sales as a result of a major customer moving out of the market.


     Nine Months Ended January 31, 1997 Compared to Nine Months
Ended January 31, 1996.  The Company recorded sales of $5,412,000 during the first three quarters of fiscal 1997 as compared to $5,020,000 for the same period last year, a $392,000 (8%) increase. The increase was caused by a combination of decreased sales at Flame Metals (4%) and increased sales due to the acquisition of New England Metal
Treating (12%).

     Cost of sales of $4,101,000 (76% of net sales) increased $234,000 (6%) from $3,867,000 (77% of net sales) for the same period a year earlier.
The increase in cost of sales is primarily due to a combination of decreased cost of sales at Flame Metals as a result of decreased sales and improved efficiencies (10%) and increased sales resulting from the addition of New England Metal Treating (16%). Gross margin increased to $1,311,000 compared to $1,153,000 in the prior year first three quarters.

     Selling, general and administrative expenses of $1,311,000 (24% of net sales) increased $35,000 (4%) from 1,276,000 (25% of net sales) recorded during the first three quarters of fiscal 1996. The increase was primarily due to the acquisition of New England Metal Treating.



     The Company recorded an operating loss of $57,000 in the first three quarters of fiscal 1997 as compared to an operating loss of $165,000 recorded in the same period last year. The improvement in operating performance was primarily due to continually improving efficiencies, including introduction of the new mesh belt furnace, at Flame Metals.
The new mesh belt furnace, which became fully operational during the current third quarter, is expected to increase sales and further reduce costs.

     Total other income (expense) amounted to $65,000 expense for first three quarters of fiscal 1997 compared to other income (expense) of $40,000 expense in the same period last year. The increase is primarily due to an increase in interest expense was related to the purchase and financing of a new mesh belt furnace at Flame Metals and to the debt incurred on the financing of the New England Metal acquisition.
     The Company recorded a net loss in the first three quarters of fiscal 1997 of $114,000 compared to a net loss of $205,000 in the first three quarters of the prior year. The loss in the first three quarters of fiscal 1997 was primarily due to New England Metal which experienced lower than expected sales as a result of a major customer moving out of the market.


Liquidity and Capital Resources

     At January 31, 1997, the Company's working capital was $199,000 compared to $123,000 at April 30, 1996 and the ratio of current assets to current liabilities was 1.2 to 1 and 1.1 to 1, respectively. Cash, marketable securities and other investments and current receivables represented 77% (74% at April 30, 1996) and 17% (19% at April 30,
1996) of total current assets and total assets, respectively. During the first three quarters of fiscal 1997, cash provided by operating activities amounted to $408,000 compared to $442,000 provided by operating activities in the first three quarters of fiscal 1996. Working capital requirements for the first three quarters of fiscal 1997 were funded primarily from available cash and from operations.



                      PART II

Items 1 thru 5

     No response to these items is furnished, since in each case the appropriate response would be either not applicable or none.

Item 6.      Exhibits and Reports on Form 8-K

   (a)       Exhibits:  None

   (b)       Reports on Form 8-K:  None

       MILASTAR CORPORATION AND SUBSIDIARIES






                   S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this interim report to be signed on its behalf by theundersigned, thereunto duly authorized.


                                                 MILASTAR CORPORATION



                                                 /s/ J. RUSSELL DUNCAN

                                                   J. RussellDuncan
                                             Chairman of the Board and Chief
                                                   Executive Officer

                                                  Dated: March 10, 1997