Form 10-K
period 1997-04-30
MILASTAR CORP
filed 1997-07-31
CIK 66544

Milastar Corporation and Consolidated Subsidiaries
                    Form 10-K



                   UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1997
Commission File Number: 0-5105

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on July 11, 1997 was $1,968,000 based upon the bid price of the Class A common stock as quoted on OTC Electronic Bulletin Board. On that date there were 2,738,264 shares of Class A
Common Stock issued and outstanding.

        Documents Incorporated by Reference

Parts I and III incorporate by reference certain information to be included in Registrant's definitive Information Statement relating to action taken by written consent of the Board of Directors and Majority Stockholders, which Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14C on or before August 8, 1997.

                      PART I
Item 1.  Business

 General

 Milastar Corporation ("Milastar" and sometimes the "Company") sells special metallurgical services to a diversified list of manufacturers primarily located in the greater Midwest and New England regions. The customer base manufactures a wide variety of mechanical end-products and customarily outsources (subcontracts) the processing of some components incorporated in those end-products. The menu of special processing services performed include metallurgical engineering, heat treating, brazing and surface finishing.

 Milastar owns three wholly-owned subsidiaries; Flame Metals Processing Corporation ("Flame Metals") located in Minnesota and two inactive corporations, Milastar Services Corporation and Northwest Engineering Labs, Inc. In addition, New England Metal Treating Corporation ("NEMT") located in Auburn, Massachusetts is a wholly-owned subsidiary of Flame Metals.

 Flame Metals and its subsidiary generate 100% of Milastar's consolidated net sales, which flow from the sale of a variety of sub-contract services to industrial customers. These special services include metallurgical-related processing involving the heating and cooling of metal products under controlled conditions in order to restructure the molecular property of such products to achieve specified characteristics. The following primary categories of services accounted for more than 15 percent of total net sales in fiscal 1997, 1996 and 1995:

                                           1997    1996    1995
   Harden - Neutral/Case                    60%     53%     57%
   Salt Bath Nitriding                      26%     29%     25%

 Flame Metals' customer list includes over 800 firms generally classified as manufacturers. The customer furnishes all direct materials and components processed for their account. These parts are then heat treated, primarily to achieve a certain hardness or surface finish, in preparation of the metal parts for their designated use. The Company does not have any customer accounting for more than 10 percent of total net sales.


  Flame Metals' operating assets were acquired by Milastar in May 1985.
Flame Metals has since been expanded by a succession of acquisitions of complementary businesses. The initial acquisition was consummated in October 1988 when Milastar directly acquired certain assets of Northwest Engineering Labs, Inc. ("Northwest") located in Minneapolis, MN for approximately $390,000. These assets were concurrently contributed to Flame Metals thus rendering the Northwest entity inactive. The second acquisition was consummated in November 1991 when Flame Metals directly acquired certain assets and assumed certain liabilities from Getchell Steel Treating Company, Inc. located in Bloomington, MN for a purchase price of $1,358,365. Both of these acquired companies competed directly with Flame Metals in the greater Minneapolis-St. Paul market; nevertheless, the said acquisitions broadened market coverage, added metal treating capabilities and expanded production capacity. The third acquisition occurred in April 1996 when Flame Metals directly acquired certain assets and assumed certain liabilities from New England Metal Treating Inc. located in Auburn, Massachusetts for a purchase price of $731,000. Flame Metals operates this entity as the wholly owned subsidiary New England Metal Treating
Corporation.

  The Company has two plants located in the Minneapolis-St. Paul, Minnesota area and one plant in Massachusetts. These facilities include
Flame Metals - St. Louis Park, MN (35,000 sq. ft.   owned) and Flame
Metals - Bloomington, MN  (35,000 sq. ft.   leased).  The Company's third
plant is operated by New England Metal Treating Corporation - Auburn, MA
(9,000 sq. ft.   leased).

  Milastar incurred net losses before income taxes of $62,000 in fiscal 1997 and $252,000 in fiscal 1996. Fiscal 1997 operating results improved primarily as a result of increased labor efficiency. The net loss after taxes amounted to $63,000 in fiscal 1997 and $254,000 in fiscal 1996. Results of operations are discussed more fully in "Management's Discussion and Analysis" beginning on page 6.

  The Company's non-operating other income (expense) resulted in a net expense of $124,000 in fiscal 1997, up $76,000 from the $48,000 in expense recorded in 1996. Current assets as a percent of total assets amounted to 26% at April 30, 1997 and 1996. The book value per share was $1.29 per share at April 30, 1997 compared to $1.32 per share at April 30, 1996. The bid price per share, as quoted on the OTC Electronic Bulletin Board, was $0.56 as of April 30, 1997.

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

  Employee Relations

  The Company operates three separate plant locations and employs a total of approximately 80 employees; 43 in St. Louis Park, MN, 30 in
Bloomington, MN and 7 in Auburn, MA. The Company believes the prevailing wage rates, fringe benefits and working conditions afforded its employees compare favorably with those received by employees employed by regional businesses competitive with the Company. The Company believes its employee relations are satisfactory; therefore the Company does not anticipate any labor disruption during the forthcoming fiscal 1998. Twenty-six production employees at the Bloomington, MN plant are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO Local 1140. The plants in St.
Louis Park, MN and Auburn, MA are not subject to a collective bargaining agreement.

Item 2.  Properties

  The Company believes that its property and equipment are well maintained, in good working condition, and are adequately insured.


  Executive Offices

  The Company currently maintains its executive offices located in leased facilities in a building owned by J. Russell Duncan, Chairman of the Board and a director of the Company, located at No. 9 Via Parigi, Palm Beach, Florida (see also "Corporate" above). The lease covers 1,200 square feet, is on a month-to-month basis, and provides for rental at a rate of $250 per month, which rate is below prevailing rental rates for comparable facilities in the area. Management regards such lease as being favorable and in the best interests of the Company and its stockholders.

  Flame Metals

    Flame Metals owns or leases three industrial properties as listed below:


ACTIVITY                   LOCATION              SIZE(SQ. FT.)   STATUS


Flame Metals               St. Louis Park,MN     35,000          Owned


Flame Metals               Bloomington, MN       35,000          Leased


New England MetalTreating  Auburn, MA             9,000          Leased


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

Item 3.  Legal Proceedings

 The Company has been party to various legal proceedings incidental to its normal operating activities. Although it is impossible to predict the outcome of such proceedings, we believe, based on the facts currently available to us, that none of such claims will result in losses that would have a materially adverse effect on the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of the Company's security holders during its fiscal year ended April 30, 1997.

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

                                Positions andOffices Held with
    Name                  Age   the Company and Period Held


J. Russell Duncan (1) . . .80   Chairman of the Board;
                                Treasurer until April 19,
                                1995.
L. Michael McGurk . . . . .46   President and Chief
                                Operating Officer since
                                March 4, 1991; prior
                                thereto Vice President and
                                Secretary from April 29,
                                1988 to March 4, 1991.
                                President and Treasurer of
                                Flame Metals since April,
                                29 1988; prior thereto
                                Vice President of Flame
                                Metals from May 29,
                                1985 to April 29, 1988
Lance H. Duncan (2) . . . .41   Secretary since March 4,
                                1991; prior thereto
                                President from April 29,
                                1988 to March 4, 1991
                                and Secretary from
                                August 24, 1983 to April
                                29, 1988
Dennis J. Stevermer . . . .36   Treasurer since April 19,
                                1995 and Chief Financial
                                Officer of Flame Metals
                                since September 1993;
                                prior thereto financial
                                manager at Unisys from
                                May 1, 1988 to
                                September 1993.



(1) Mr. J. Russell Duncan is Chairman and a director of Sound Techniques, Inc. (audio-video production studios) and has otherwise been engaged in private investment activities since September 1988 and prior thereto was Chairman of the Board of Steego Corporation and Director of other public companies.
(2) Mr. Lance H. Duncan is President and Chief Operating Officer of
    Sound Techniques, Inc. (audio-video production studios) and has been engaged in private investment activities for more than the past five years.

  Similar information respecting the directors of the Company will be included under the heading "Respecting the Election of Directors" in the Company's definitive Information Statement ("Information Statement") to be distributed to the stockholders of the Company and filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended, respecting notification of certain action taken by written consent in lieu of the Company's Annual Meeting of Stockholders for its 1997 fiscal year. The Company expects to file the Information Statement with the Securities and Exchange Commission on or prior to August 8, 1997 and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.





                      PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

  The Company's Class A Common Stock is traded on the OTC Bulletin
Board and the Pink Sheets under the ticker symbol "MILAA". The following table provides, for the periods indicated, the high and low bid prices per share of the Company's Class A Common Stock. The Class A share prices represent prices established between broker-dealers and therefore do not reflect prices of actual transactions.

                                    Fiscal 1997           Fiscal 1996
                                    High    Low           High    Low
First Quarter . . . . . . . . . .   0.75    0.63          0.44    0.44
Second Quarter. . . . . . . . . .   0.75    0.69          0.69    0.41
Third Quarter . . . . . . . . . .   0.75    0.63          0.69    0.56
Fourth Quarter. . . . . . . . . .   0.63    0.50          0.63    0.50

  On July 11, 1997 there were approximately 5,000 holders of record of the Company's Common Stock. The Company has not paid any cash dividends in respect of its Class A Common Stock, and it is not presently anticipating paying any cash dividends, thereon, in the near term.

Item 6.  Selected Financial Data


                                                Year Ended April 30,
                                       1997    1996    1995    1994    1993
                                       (In thousands except per share data)
Net sales. . . . . . . . . . . . . . . 7,325   6,642   6,708   5,307   5,518
Loss before cumulative effect
 of changes in accounting principles . . (63)   (254)   (614)   (960)   (423)
Cumulative effect of changes in
 accounting principles                     -       -       -       -      66
Net loss . . . . . . . . . . . . . . . . (63)   (254)   (614)   (960)   (357)
Net loss before extraordinary credit
 and cumulative effect of changes in
 accounting principles per common share (.02)   (.09)   (.22)   (.35)   (.15)
Cumulative effect of changes in
 accounting principles                     -       -       -       -     .02
   Net loss per common share. . . . . . (.02)   (.09)   (.22)   (.35)   (.13)

Financial Position:
    Total assets. . . . . . . . . . . .6,093   5,902   5,315  15,042  18,442
    Short-term obligations. . . . . . .1,493   1,433   1,410  10,501  12,524
    Long-term obligations . . . . . .  1,072     842      40      82     299
    Stockholders' equity. . . . . . .  3,528   3,627   3,865   4,459   5,619

During the periods presented, no cash dividends were declared.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Overview

  The Company's operating results for the fiscal year ended April 30, 1997 improved as a result of lower operating expenses. This is the fourth consecutive year that Milastar has shown a significant improvement yet failed to generate a net profit.

  Milastar's primary revenues flow from metallurgical services provided by Flame Metals Processing Corporation and New England Metal Treating Corporation. The Company's management continues to increase prices and cut operating costs. The price increases, which are quoted individually by each customer's particular products, are taking effect on an on-going basis focused on low margin accounts. Significant reductions in cost of sales, including factory labor and primary production supply costs as a percentage of sales, is being accomplished. These major areas will continue to receive increased focus as the Company strives to increase equipment utilization, expand capacity and absorb fixed overhead costs.

  Milastar has net operating loss carry forwards for state and federal purposes of approximately $3,200,000 and $1,735,000 respectively, available to offset future taxable income, if any, which in the future may enhance earnings as well as cash flow. See note 5 to "Notes to Consolidated Financial Statements." With working capital at year-end of $76,000, the Company believes it has sufficient capital resources to meet fiscal 1998 requirements.


  Results of Operations

  Fiscal 1997 Compared to Fiscal 1996. Net sales for fiscal 1997 totaled $7,325,000 a 10% increase from $6,642,000 in fiscal 1996. The increase was primarily attributable to the additional sales from New England Metal Treating Corporation.

  Cost of sales as a percentage of sales was reduced to 74% in fiscal 1997, down from 76% in fiscal 1996. The reduction reflects the progressive cuts in total payroll which coincidently increased productivity. Management continues to provide training to increase efficiency and has significantly reduced employee turnover.

  Selling, general and administrative expense decreased as a percentage of sales to 25% in fiscal 1997, down 1% from 26% in fiscal 1996. The decrease as a percent of sales is the result of overhead costs being absorbed by the additional sales from New England Metal Treating Corporation.

  Total other expense amounted to $124,000 in fiscal 1997, compared to other expense of $48,000 reported in fiscal 1996. The increase was directly attributable to an increase in interest expense due to additional debt resulting from the acquisition of New England Metal Treating and the purchase of a mesh belt furnace.

  Fiscal 1996 Compared to Fiscal 1995. Net sales for fiscal 1996 totaled $6,642,000 a 1% decrease from $6,708,000 in fiscal 1995. The slight decrease was primarily attributable to lower sales in the third quarter which was the result of a softening economy. Several of the Company's key customers experienced lower bookings which in turn translated into reduced outsourcing of heat treating orders.

  Cost of sales as a percentage of sales was 76% in fiscal 1996 compared to 79% in fiscal 1995. The drop as a percent of sales was the result of increased productivity on the same level of sales and a reduction of factory support costs. Management continued to provide training for its inexperienced work force and had significantly reduced employee turnover.

  Selling, general and administrative expense decreased slightly as a percentage of sales to 26% in fiscal 1996, down 1% from 27% in fiscal 1995. The decrease as a percent of sales and in total dollars was the result of managements concentration on reducing overhead as a percent of sales.

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

  Effects of Inflation

  During fiscal 1997 and 1996 the Company's monetary assets materially exceeded its monetary liabilities resulting in a positive monetary position. During periods of significant price inflation, the Company's purchasing power could be eroded if the value of the Company's underlying tangible assets fail to appreciate in value. Under such a scenario, the Company may be positioned to raise prices to offset the inflation effect and in addition take advantage of revaluation of underlying tangible assets to bolster borrowing capacity. There is no clear correlation between the side effects from inflation and the Company's earning capacity.

  Liquidity and Capital Resources

  At April 30, 1997 the Company's working capital was $76,000 compared to $123,000 as of April 30, 1996, and the ratio of current assets to current liabilities was 1.1 to 1 at April 30, 1997 and 1996. Cash, marketable securities and current receivables represented 78% (74% at April 30, 1996) and 20% (19% at April 30, 1996) of total current assets and total assets, at April 30, 1997 respectively.

    During fiscal 1997 cash provided by operating activities amounted to $560,000 compared to cash provided of $483,000 in fiscal 1996. The Company added $1,133,000 to property, plant and equipment in fiscal 1997 compared to $962,000 in the previous year. The primary capital purchase was a continuous mesh belt furnace which amounted to $578,000 in fiscal 1997 and $336,000 in fiscal 1996. Working capital requirements for fiscal 1997 were funded primarily from available cash generated from operations and additional long-term borrowings.

  On March 8, 1996, the Company filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses under Section 172(f) of the Internal Revenue Code in the amount of $146,300. The Company was notified in April 1996 that the IRS had allowed the carryback loss and received a refund in June 1996. Section 172(f) is an area of the tax law without substantial legal precedent or guidance. Accordingly, assurances cannot be made as to whether the IRS would later challenge the Company's entitlement to such refund. Consequently, a valuation allowance of $118,000 has been recorded in the amount of the refund net of the collection expenses which will be reimbursed if the Company's position does not withstand any such challenge and the refund is reversed.

  The Company believes it has sufficient capital resources to meet its fiscal 1998 operations cash flow requirements as well as for potential acquisitions. At April 30, 1997 the Company did not have any material commitments for capital resources.

Forward-Looking Statements

  Certain statements contained in Management's Discussion and Analysis and elsewhere in the annual report are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. The forward-looking statements are subject to risks and uncertainties, including, but not limited to, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, capital market conditions and other risks indicated in the Company's filings with the Securities and Exchange
Commission. Actual results may materially differ form anticipated results described in these statements.





Item 8.  Financial Statements and Supplementary Data


                 AUDITORS' REPORT

The Stockholders and Board of Directors
Milastar Corporation:

We have audited the consolidated balance sheets of Milastar Corporation and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the fiscal years in the three-year period ended April 30, 1997. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milastar Corporation and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended April 30, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Milastar Corporation and subsidiaries adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during the year ended April 30, 1995.



KPMG Peat Marwick
Minneapolis,  Minnesota
June 6, 1997

         Milastar Corporation and Subsidiaries

             CONSOLIDATED BALANCE SHEETS

                April 30, 1997 and 1996

                        ASSETS

                                                           1997        1996
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . .       71,000     144,000
Marketable securities, at fair value . . . . . . . .                   41,000
Accounts and other receivables:
  Trade, less allowance for doubtful accounts of
   $35,000 in 1997 and $37,000 in 1996 . . . . . . .    1,151,000     959,000
  Other. . . . . . . . . . . . . . . . . . . . . . .        9,000       6,000
Inventory. . . . . . . . . . . . . . . . . . . . . .      185,000     224,000
Prepaid supplies and other . . . . . . . . . . . . .      153,000     182,000

    Total current assets . . . . . . . . . . . . . .    1,569,000   1,556,000

Property, plant and equipment:
    Land . . . . . . . . . . . . . . . . . . . . . . .    199,000     199,000
    Buildings and improvements . . . . . . . . . . . .    742,000     662,000
    Equipment. . . . . . . . . . . . . . . . . . . . .  6,337,000   5,465,000
                                                        7,278,000   6,326,000
      Less accumulated depreciation. . . . . . . . . . (2,825,000) (2,360,000)
                                                        4,453,000   3,966,000
Other assets:
    Non-compete agreements . . . . . . . . . . . . . .     71,000     125,000
    Building held for sale, net of valuation allowance                255,000

    Total assets . . . . . . . . . . . . . . . . . . .  6,093,000   5,902,000

          Milastar Corporation and Subsidiaries

              CONSOLIDATED BALANCE SHEETS

                April 30, 1997 and 1996

           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           1997        1996
Current liabilities:
Note payable to stockholder. . . . . . . . . . . .        165,000     271,000
Note payable to bank . . . . . . . . . . . . . . .                     60,000
Current maturities of long-term debt . . . . . . .        342,000     208,000
Accounts payable . . . . . . . . . . . . . . . . .        426,000     416,000
Income taxes payable . . . . . . . . . . . . . . .        119,000       5,000
Accrued payroll and benefits . . . . . . . . . . .        243,000     193,000
Accrued real estate taxes. . . . . . . . . . . . .         68,000      96,000
Other accrued liabilities. . . . . . . . . . . . .        130,000     184,000

    Total current liabilities. . . . . . . . . . .      1,493,000   1,433,000

Long-term debt, less current maturities. . . . . .      1,072,000     842,000

    Total liabilities. . . . . . . . . . . . . . .      2,565,000   2,275,000

Commitments (Note 10)

Stockholders' equity:
Preferred stock, $1.00 par value; authorized
 5,000,000 shares, none issued . . . . . . . . . .
Common stock, Class A, $.05 par value.
 Authorized 7,500,000 shares, issued and
 outstanding 2,738,264 shares in 1997 and 1996 . .        137,000     137,000
Note receivable from officer . . . . . . . . . . .        (20,000)    (20,000)
Unrealized holding gains on marketable equity
  securities . . . . . . . . . . . . . . . . . . .                     36,000
Additional paid-in capital . . . . . . . . . . . .      1,666,000   1,666,000
Retained earnings. . . . . . . . . . . . . . . . .      1,745,000   1,808,000

    Total stockholders' equity . . . . . . . . . .      3,528,000   3,627,000

     Total liabilities and stockholders' equity. .      6,093,000   5,902,000


              Milastar Corporation and Subsidiaries

              CONSOLIDATED STATEMENTS OF OPERATIONS

                   Fiscal Years Ended April 30,


                                              1997        1996        1995
Net sales. . . . . . . . . . . . . . . . .  7,325,000   6,642,000   6,708,000
Cost of sales. . . . . . . . . . . . . . .  5,414,000   5,036,000   5,299,000

Gross profit . . . . . . . . . . . . . . .  1,911,000   1,606,000   1,409,000
Selling, general and administrative exp. .  1,795,000   1,754,000   1,817,000
Amortization of non-compete agreements . .     54,000      56,000      56,000
Other operating expenses . . . . . . . . .                             31,000

Operating income (loss). . . . . . . . . .     62,000    (204,000)   (495,000)

Other income (expense):
  Dividend and interest income . . . . . .      9,000      16,000     500,000
  Interest expense . . . . . . . . . . . .   (142,000)    (36,000)   (336,000)
  Net gain (loss) on sale of marketable sec    45,000                (281,000)
  Net gain (loss) on sale of property
   and equipment . . . . . . . . . . . . .    (36,000)     15,000
  Unrealized market gain (loss) on
    building held for sale . . . . . . . .                (43,000)

     Total other income (expense). . . . .   (124,000)    (48,000)   (117,000)

Loss before income taxes . . . . . . . . .    (62,000)   (252,000)   (612,000)
Income tax expense . . . . . . . . . . . .      1,000       2,000       2,000

Net loss . . . . . . . . . . . . . . . . .    (63,000)   (254,000)   (614,000)

Net loss per Class A common share. . . . .       (.02)       (.09)       (.22)

Weighted average number of Class A common
 shares outstanding during the period. . .  2,738,264   2,738,264   2,738,264

>CAPTION>
              Milastar Corporation and Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Fiscal Years Ended April 30,

                                              1997        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . .     (63,000)    (254,000)   (614,000)
  Adjustments to reconcile net loss to
   net cashprovided by (used in)
   operating activities:
   Depreciation and amortization . . . .     666,000      535,000     465,000
   Net loss (gain) on disposal of
    property and equipment . . . . . . .      79,000      (15,000)
   Net loss (gain) on marketable sec . .     (45,000)                 281,000
   Unrealized market loss (gain)
    on building held for sale. . . . . .     (43,000)      43,000
  Changes in operating assets and
   liabilities, net of effect of the
   purchase of the net assets of a business:
  Accounts and other receivables . . . .    (194,000)     269,000    (207,000)
  Inventory. . . . . . . . . . . . . . .      39,000      (32,000)   (124,000)
  Prepaid supplies and other . . . . . .      29,000       77,000     (95,000)
  Accounts payable and accrued expenses.     (22,000)    (140,000)   (133,000)
  Income taxes payable . . . . . . . . .     114,000
 Net cash provided by (used in)
  operating activities . . . . . . . . .     560,000      483,000    (427,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of  property, plant and
  equipment, net of effect of the purchase
  of the net assets of a business. . . .  (1,133,000)    (962,000)   (803,000)
 Proceeds from disposal of property,
  plant and equipment. . . . . . . . . .     253,000       52,000
 Proceeds from sale of marketable sec. .      49,000               10,255,000
 Payment for purchase of net assets
  of a business. . . . . . . . . . . . .                 (731,000)
 Proceeds from related parties . . . . .                               76,000
 Net cash provided by (used in)
  investing activities . . . . . . . . .    (831,000)  (1,641,000)  9,528,000

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank line of credit
  borrowing. . . . . . . . . . . . . . .                   60,000
 Repayments on bank line of credit.  . .     (60,000)
 Principal payments of long-term debt. .    (200,000)     (67,000)    (53,000)
 Proceeds from issuance of long-term debt    564,000    1,018,000      18,000
 Proceeds from issuance of note
  payable - stockholder. . . . . . . . .       6,000      100,000     457,000
 Repayments on note payable - stockholder   (112,000)    (174,000)    (95,000)
 Repayments on note payable - repo . . .                           (9,310,000)
 Net cash provided by (used in)
  financing activities . . . . . . . . .     198,000      937,000  (8,983,000)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . .     (73,000)    (221,000)    118,000
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR . . . . . . . . . . . . . . . .     144,000      365,000     247,000
CASH AND CASH EQUIVALENTS, END OF YEAR .      71,000      144,000     365,000

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest . . . . . . . . . . . . .      189,000        7,000     344,000
     Income taxes . . . . . . . . . . .        5,000        2,000       2,000

             Milastar Corporation and Subsidiaries

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY

        Fiscal Years Ended April 30, 1997, 1996 and 1995




                                                 Note     Unrealized
                             Common   Common  receivable   holding    Additional
                             Stock    Stock      from      gains on    paid in   Retained
                             Shares   Amount   officer    securities   capital   earnings

Balance, April 30, 1994. . 2,738,264  137,000  (20,000)             1,666,000  2,676,000

Unrealized holding
 gains on marketable
 equity securities . . . .                               20,000

Net loss for 1995. . . . .                                                      (614,000)

Balance, April 30, 1995. . 2,738,264  137,000  (20,000)  20,000     1,666,000  2,062,000

Unrealized holding
 gains on marketable
 equity securities . . . .                               16,000

Net loss for 1996. . . . .                                                      (254,000)

Balance, April 30, 1996. .  2,738,264 137,000  (20,000)  36,000     1,666,000  1,808,000

Unrealized holding
 gains on  marketable
 equity securities . . . .                              (36,000)

Net loss for 1997. . . . .                                                       (63,000)

Balance, April 30, 1997. .  2,738,264 137,000  (20,000)       0     1,666,000  1,745,000

      Milastar Corporation and Subsidiaries

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of business Milastar Corporation ("Milastar" and sometimes the "Company") sells special metallurgical services to a diversified list of manufacturers primarily located in the greater Midwest and New England regions. The menu of special processing services performed include metallurgical engineering, heat treating, brazing and surface finishing. The Company extends credit to many of its customers.

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

     Marketable securities On May 1, 1994 the Company adopted the provisions of Statement of Accounting Standards No. 115, Accounting for
Certain Investments in Debt and Equity Securities (Statement 115). Under Statement 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums of discounts.
Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. At April 30, 1994 marketable securities were carried at the lower of aggregate cost or market.

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

     The estimated useful lives of the fixed assets are as follows:

   Buildings. . . . . . . . 35 years
   Equipment. . . . . . . . 5 to 12 years
   Vehicles . . . . . . . . 3 to 5 years

  Other assets Other assets are comprised of two five-year non-compete agreements which were amortized over 60 months using the straight-line method and one four-year non-compete agreement which is being amortized over 48 months using the straight-line method.

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

  Impairment of long-lived assets and long-lived assets to be disposed of The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-lived Assets and the Long-lived Assets to be Disposed Of (SFAS No. 121), on May 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

  Stock-based compensation   The Company adopted SFAS No. 123,
Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant on May 1, 1996. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and provide certain pro forma information. APB Opinion
No. 25 requires that compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

2  MARKETABLE SECURITIES

  Marketable securities consisted of common stock and were being used to invest excess cash until an appropriate acquisition or operating need arose. In accordance with Statement 115, at April 30, 1996, marketable securities and other investments are classified as available-for-sale and as such unrealized gains and losses are reported as a separate component of stockholders' equity until realized. Dividend income, interest income, and prepayment losses on debt securities are accrued as earned. The Company uses specific identification to determine the fair value of marketable securities and other investments.

  Marketable securities and other investments were comprised of the following at April 30:

              Description                  1997            1996

  Total cost                                  0           5,000
  Gross unrealized holding gains              0          36,000
  Fair Value                                  0          41,000

  Prior to the adoption of Statement 115, the Company recorded unrealized gains and losses in accordance with Statement of Financial Accounting Standards No. 12, Accounting for Certain Marketable Securities.

3  NOTES PAYABLE

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

  Each ARM, which was pledged as collateral against the respective note payable, earned interest at the LIBOR rate plus 135 basis points and such interest was paid monthly. Total interest costs incurred on notes payable for the years ended April 30, 1997, 1996 and 1995 amounted to $0, $0 and $310,000, respectively.

4  LONG-TERM DEBT

  Long-term debt consisted of the following at April 30:

                                                        1997       1996

Amount due under loan agreement with Textron
 Financial, payable in  monthly installments
 of varying amounts, including interest at 10.7%
 through October, 2000. . . . . . . . . . . . . .     834,000    336,000
Amount due under non-competition agreements,
 payable in monthly installments of $3,256,
 without interest through November, 1996. . . . .                 23,000
Amount due under loan agreement with
 Paul J. Ricard as part of the purchase of NEMT,
  payable in annual installments of $50,000,
  without interest through January, 2000. . . . .     200,000    200,000
Amount due under loan agreement with First Mass
 Bank as part of the purchase of NEMT, payable
 in monthly installments of $9,926, including
 interest at 8.85% through April, 2000. . . . . .     313,000    400,000
Capital lease obligations, secured by specifi
 equipment. . . . . . . . . . . . . . . . . . . .      67,000     91,000
                                                    1,414,000  1,050,000
Less current maturities . . . . . . . . . . . . .    (342,000)  (208,000)
  Total long-term debt. . . . . . . . . . . . . .   1,072,000    842,000

  One loan agreement contains covenants which, among other things, require the Company to maintain a minimum level of tangible net worth and other financial ratios. The Company was not in compliance with the cash flow coverage ratio as of April 30, 1997. The Company received a letter from the bank that waived the default as of April 30, 1997.

  Maturities of long-term debt and capitalized lease obligations for each of the five years following April 30, 1997 are as follows:

      1998 . . . . . . . . . . . . . .    342,000
      1999 . . . . . . . . . . . . . .    336,000
      2000 . . . . . . . . . . . . . .    382,000
      2001 . . . . . . . . . . . . . .    354,000
      2002 and thereafter. . . . . . .          0
      Total obligations. . . . . . . .  1,414,000

      Total interest expense incurred on long term debt and capitalized lease obligations for the years ended April 30, 1997, 1996 and 1995 amounted to $120,000, $12,000 and $3,000, respectively.

5  INCOME TAXES

Income tax expense attributable to net loss from operations consists of:

                               Current       Deferred          Total
  Year ended April 30, 1997:
    U.S. Federal              $      -      $       -         $      -
    State and local              1,000              -            1,000
    Total                     $  1,000      $       -         $  1,000

  Year ended April 30, 1996:
    U.S. Federal              $      -      $       -         $      -
    State and local              2,000              -            2,000
    Total                     $  2,000      $       -         $  2,000

  Year ended April 30, 1995:
    U.S. Federal              $      -      $       -         $      -
    State and local              2,000              -            2,000
    Total                     $  2,000      $       -         $  2,000

  The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to operations for the following reasons:

                                                1997        1996        1995

 Computed expected tax benefit at 34% . . .  (21,200)    (85,000)   (208,200)
   State taxes, net of federal effect . . . .    700       1,000       1,000
   Dividends received deduction . . . . . . .      -        (300)     (1,600)
   Increase in valuation allowance. . . . . . 15,000      95,900     245,700
   Adjustment to net operating loss
     carryforward . . . . . . . . . . . . . . 10,000     (16,000)    (37,700)
   Other net. . . . . . . . . . . . . . . . . (3,500)      6,400       2,800
                                            $  1,000    $  2,000    $  2,000

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at April 30, 1997 and 1996 are as follows:
                                      1997       1997      1996       1996
                                     Current  Non-current Current  Non-current
 Allowance for doubtful accounts. . . 14,000           -   14,900           -
 Accrued vacation pay . . . . . . . . 38,300           -   13,400           -
 Differences in tax and book
  depreciation of plant and equipment      -    (404,300)       -    (380,300)
 Differences in tax and book
  treatment of prepaid supplies . . .(11,600)    (11,600) (11,600)    (23,300)
 Plant closing, principally due
  to accrual for financial
  reporting purposes. . . . . . . . .      -           -        -           -
 Foreign tax credit carryforward. . .      -      16,600        -      16,600
 Alternative minimum tax credit
  carry forwards. . . . . . . . . . .      -      74,200        -      79,300
 State net operating loss carryforward     -     306,300        -     230,000
 Net operating and other
  loss carryforward . . . . . . . . .      -     813,500        -     888,000
 Other. . . . . . . . . . . . . . . .(17,300)     15,200        -      (8,700)
    Total gross deferred tax asset    23,400     809,900   16,700     801,600
 Less valuation allowance            (23,400)   (809,900) (16,700)   (801,600)
     Net deferred tax asset         $      -   $       - $      -   $       -

A reconciliation of the valuation allowance for deferred taxes is as follows:

                                                    1997         1996

    Valuation allowance at beginning of year    $ 818,300    $ 722,400
    Increase in allowance                          15,000       95,900
    Valuation allowance at end of year          $ 833,300    $ 818,300

  At April 30, 1997 the Company has federal and state alternative minimum tax credit carry forwards of approximately $74,200 which are available to reduce future federal and state regular income taxes, if any, over an indefinite period, in addition the Company also has foreign tax credit carry forwards of approximately $16,600 which are available to reduce future foreign income taxes, if any, which begin to expire in 1997. The Company also has net operating loss carry forwards for state purposes which are available to offset future state taxable income, if any, and expire between April 30, 2008 and 2012. The Company has net operating loss carry forwards for federal purposes of $1,735,000 which are available to offset future federal taxable income, if any, and expire between April 30, 2008 and 2012.

  On March 8, 1996, the Company filed Form 1139 "Corporate
Application for Tentative Refund" to carry back losses under Section 172(f) of the Internal Revenue Code in the amount of $146,300. The Company was notified in April 1996 that the IRS had allowed the carryback loss and received a refund in June 1996. Section 172(f) is an area of the tax law without substantial legal precedent or guidance. Accordingly, assurances cannot be made as to whether the IRS would later challenge the Company's entitlement to such refund. Consequently, a valuation allowance of $118,000 has been recorded in the amount of the refund net of the collection expenses which will be reimbursed if the Company's position does not withstand any such challenge and the refund is reversed.

6  OPTIONS

  Pursuant to the terms of two Promissory Notes each dated April 26, 1988, issued by the Company to Mimi G. Duncan, the wife of J. Russell Duncan, Chairman of the Board and a director of the Company, which Promissory
Notes have been repaid in full, the Company granted Mrs. Duncan options to purchase an aggregate of 233,333 shares of the Company's Class A common stock ("Class A Stock") at $0.6738 per share, 115% of the average of the closing "bid" and "ask" quotations for a share of such Common Stock on the date of grant. On June 19, 1989, Mrs. Duncan, exercised options to purchase 66,666 shares of the Company's Class A Stock and acquired the same for a purchase price of $45,000. The unexercised options granted to Mrs. Duncan were to expire on April 26, 1995. On April 19, 1995 the board of directors elected to extend Mrs. Duncan's options to April 26, 1999 at a price of $0.6738 per share.

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

7  STOCK OPTION PLAN

  In accordance with the Milastar Corporation Stock Option Plan (the
"Option Plan") options to purchase 400,000 shares of Class A Stock may be granted to directors, key employees and key consultants. The options granted under the Option Plan may be incentive or nonstatutory stock options and are subject to approval by a stock option committee (the "Committee") comprised of one or more disinterested persons and appointed by the Board of Directors. Nonstatutory options have a per share exercise price of not less than 85% of the fair market value of a share of Class A Stock on the effective date of the grant of the stock option while incentive options have a per share exercise price of not less than 100% of the fair market value of a share of Class A Stock on the effective date of the grant. Options are exercisable in such installments and during such period as may be fixed by the Committee at the time of grant, but no option is exercisable after the expiration of ten years from the date of grant of such option.




Transactions for 1997, 1996 and 1995 are as follows:

                                                1997        1996        1995
         Options outstanding May 1            273,666     156,666     156,666
         Granted                                          230,333
         Exercised
         Canceled                                         113,333
         Options outstanding at April 30 273,666 273,666 156,666 Weighted average exercise
           price at April 30                $   .6640   $   .6640   $  1.0300
         Option price range at April 30     $   .5625   $   .5625   $   .9609
                                                  to          to          to
                                                .9609       .9609      1.0570
         Options exercisable at April 30 273,666 273,666 156,666 Options available for grant
          at April 30                                                  43,334

  The Company has adopted the disclosure-only provisions of SFAS No.
123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized with respect to the Option Plan. Had compensation cost for the Option Plan been determined based on the fair value methodology prescribed by SFAS 123, the Company's earnings per share would have been reduced to the pro forma amounts indicated below:

                                     1997           1996

    Net loss - as reported       $ (63,000)    $ (254,000)
    Net loss - pro forma         $ (63,000)    $ (284,000)
    Loss per share - as reported $    (.02)    $     (.09)
    Loss per share - pro forma   $    (.02)    $     (.10)

       The pro forma amounts may not be representative of the effects on reported net loss for future years. The per share, weighted-average fair value of each option granted during 1996 was $0.37 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996:

                                     1997           1996

    Dividend yield                     0%             0%
    Expected volatility                0%            67%
    Risk-free interest rate            0%           6.0%
    Expected lives                     0%        5 years


  At April 30, 1997, the weighted average remaining contractual life of the outstanding options was 4 years.


8  RELATED PARTY TRANSACTIONS

  Notes Receivable

  The Company entered into a note during fiscal 1993 with L. Michael
McGurk, President, Chief Operating Officer and a director of the Company who, with the encouragement of the Company, bought 15,000 shares of Milastar Class A Common Stock and entered into a note with the Company.
The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 1997. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note.

  Total interest income related to this note for the fiscal years ended April 30, 1997, 1996 and 1995 amounted to $2,000, $2,000 and $2,000, respectively.

  Notes Payable

  During fiscal 1995 the Company entered into a series of note payable transactions which at April 30, 1997 had a balance of $70,000, including accrued interest, payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bear a interest rate of 8% and are payable on demand. The Company classifies the notes payable as a current liability. Total interest expense related to this note payable for the fiscal years ended April 30, 1997, 1996 and 1995 was $13,000, $23,000 and $23,000,
respectively.

  During fiscal 1996 the Company entered into a $100,000 note payable to
L. Michael McGurk, President, Chief Operating Officer and a director of the Company. The note bears an interest rate of 8.7% and is payable on demand.
The Company classifies the note payable as a current liability. Total interest expense related to this note payable was $9,000 for fiscal 1997 and $1,000 for fiscal 1996.


9  LOSS PER COMMON SHARE

  The computation of loss per share for the years ended April 30, 1997, 1996 and 1995 is as follows:

                                                1997        1996        1995
Weighted average shares of Class A Stock
   outstanding. . . . . . . . . . . . . .  2,738,264   2,738,264   2,738,264
Dilutive effect of stock options after
   application of treasury stock method .
Weighted average shares of Class A Stock
   outstanding during the period. . . . .  2,738,264   2,738,264   2,738,264


10  OPERATING LEASE COMMITMENTS

  Leased property is comprised of Company automobiles, plant equipment and two buildings. The buildings represent the majority of future minimum rental payments. The leases are renewable and provides for the Company to pay all real estate taxes and maintenance expenses.


  Future minimum rental payments under noncancelable operating leases, excluding real estate taxes, are as follows:

  1998. . . . . . . . . . . . . .  $    150,000
  1999. . . . . . . . . . . . . .       139,000
  2000. . . . . . . . . . . . . .       137,000
  2001. . . . . . . . . . . . . .       134,000
  2002. . . . . . . . . . . . . .        53,000
  Thereafter. . . . . . . . . . .        19,000
                                   $    632,000

  Total rent expense, excluding real estate taxes, for the fiscal years ended April 30, 1997, 1996 and 1995 was $207,000, $161,000 and $155,000,
respectively.



11  LITIGATION

  The Company has been party to various legal proceedings incidental to its normal operating activities. Although it is impossible to predict the outcome of such proceedings, we believe, based on the facts currently available to us, that none of such claims will result in losses that would have a materially adverse effect on the Company's financial condition.


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








                       PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
   (a)The following documents are filed as part of this report:

                                                                     Page No.
   1. Financial Statements
      Auditors' Report                                                  8
      Consolidated Balance Sheets at April 30, 1997 and 1996          9 - 10
      Consolidated Statements of Operations for the
       three years ended April 30, 1997                                 11
      Consolidated Statements of Cash Flows for the
       three years ended April 30, 1997                                 12
      Consolidated Statements of Changes in Stockholders'
       Equity for the three years ended April 30, 1997                  13
      Notes to Consolidated Financial Statements                     14 - 22

   2. Financial Statement Schedules
      Schedule VIII-Valuation and Qualifying Accounts                   25

      Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

   3. Exhibits                                                          24



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

 3.3       Certificate of Amendment to Certificate of Incorporation, a copy of which was filed as Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1984 and, by this reference, such Exhibit is incorporated herein

 3.4       Certificate of Amendment to Restated Certificate of Incorporation a
             copy of which was filed as Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1987 and, by this reference, such Exhibit is incorporated herein

 3.5       Certificate of Amendment to Certificate of Incorporation of Milastar
             Corporation, a copy of which was filed as Exhibit 3.5 to Registrant's Form 10-Q for the quarter ended January 31, 1989 and, by this reference, such Exhibit is incorporated herein


10.1       Milastar Corporation Stock Option Plan dated as of March 4, 1991 a copy of which was filed as Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended April 30, 1991 and, by this reference, such Exhibit is incorporated herein

10.2       Asset Purchase Agreement dated as of April 4, 1996, between
             Registrant and New England Metal Treating Inc., a copy of which was filed as Exhibit 10.10 to the Registrant's Current Report on Form 8-K dated April 17, 1996 and, by this reference, such Exhibit is incorporated herein

10.3       Executive Employment Agreement dated as of April 30, 1997 by and between Registrant and L. Michael McGurk

10.4       Executive Employment Agreement dated as of April 30, 1997 by and between Registrant and J. Russell Duncan


21.1        List of Significant Subsidiaries

            Subsidiary                             State of Incorporation
            Flame Metals Processing Corporation           Delaware
            New England Metal Treating Corporation      Massachusetts

(b)Reports on Form 8-K:  None



                     Schedule VIII

           VALUATION AND QUALIFYING ACCOUNTS



                        Balance                                  Balance
                     at beginning                                 at end
                        of year      Additions    Deductions(1)  of year

  Allowance for doubtful accounts:

  April 30, 1997     $  37,000     $   8,000    $  10,000       $  35,000

  April 30, 1996     $  26,000     $  24,000    $  13,000       $  37,000

  April 30, 1995     $  32,000     $       -    $   6,000       $  26,000


   (1) Direct write-off of accounts deemed uncollectible.





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




       MILASTAR CORPORATION
           (REGISTRANT)



       By:      /s/ J. RUSSELL DUNCAN
                    J. Russell Duncan
                Chairman of the Board


       Dated:  July 28, 1997



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 28, 1997.





/s/ J. RUSSELL DUNCAN                         /s/ L. MICHAEL McGURK
    J. Russell Duncan,                            L. Michael McGurk
    Chairman of the Board, Chief Executive        President, Chief Operating
     Officer and Director                          Officer and Director






/s/ DENNIS J. STEVERMER                       /s/ LANCE H. DUNCAN
    Dennis J. Stevermer                           Lance H. Duncan
    Treasurer, Principal Financial                Secretary and Director
     and Accounting Officer





Exhibit 10.3

EXECUTIVE EMPLOYMENT AGREEMENT


  EXECUTIVE EMPLOYMENT AGREEMENT (the "Agreement"), dated as of April 30, 1997 between MILASTAR CORPORATION, a Delaware corporation ("Milastar") having its principal place of business at No. 9 Via Parigi, Palm Beach, Florida 33480, and L. MICHAEL
MCGURK, residing at 6646 Harbor Drive, Canton, Ohio 44718
("McGurk").


              W I T N E S S E T H:


  WHEREAS, McGurk is currently employed as President and Chief
Operating Officer of Milastar pursuant to the terms and subject to the conditions of that certain Executive Employment Agreement dated as of April 13, 1992, (the "Existing Employment Agreement");

  WHEREAS, the Existing Employment Agreement terminated on April
13, 1997 and Milastar desires to continue to employ McGurk, and McGurk desires to continue to be employed by Milastar, as President and Chief Operating Officer on the terms and subject to the conditions hereinafter set forth; and

  WHEREAS, McGurk desires to provide certain consulting services to third parties and Milastar desires to permit McGurk to provide such services as hereinafter set forth.

  NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, it is hereby agreed as follows:

  1. Duties and Responsibilities. Milastar hereby employs McGurk as President and Chief Operating Officer of Milastar and McGurk hereby accepts employment for the term and upon the conditions hereinafter set forth. In such capacity, McGurk's duties shall include application of his skills, knowledge and experience towards the evaluation and negotiation of business opportunities, management supervision, implementation of directives of Milastar's Board of Directors and its Chairman of the Board and such other duties as are customarily vested in the president and chief operating officer of a corporation, including those duties specified in the Milastar By-Laws. McGurk further agrees to serve in such other executive capacities as shall be designated from time to time by the Milastar Board of Directors and, if elected, as an executive office or a member of the board of directors of any subsidiary or affiliate corporation of Milastar. McGurk hereby accepts the above employment and conditions thereto and agrees to devote his best efforts to the performance of his duties hereunder and to devote his full exclusive working time and attention, except as set forth in section 12 hereof, to such duties and other activities as he may be assigned from time to time.

  2. Term of Agreement. Milastar hereby agrees to employ McGurk and McGurk hereby agrees to serve Milastar as an employee on the terms and subject to the conditions set forth herein for the period commencing on the effective date of this Agreement and continuing in effect until the fifth anniversary hereof, or sooner as herein provided.

  3. Compensation. Subject to the provisions of this Agreement, Milastar shall pay to McGurk during the term of this Agreement a base salary at an annual rate of not less than $95,000 per annum (the "Base Salary"), payable in equal semi-monthly installments subject to such withholdings and deductions
as are required by law or otherwise agreed.    Milastar's Board of Directors
(or a committee thereof) shall review the Base Salary hereunder from time to time and, in its discretion, may increase such Base Salary in such amount as may be deemed appropriate for any future year of the Agreement;
provided, however, that any increase in Base Salary shall in no way limit or reduce any other obligation of Milastar hereunder and such Base Salary as periodically in effect shall not be reduced.

  4. Expenses. Milastar will reimburse in accordance with written policies McGurk for all reasonable business-related expenses incurred in the performance of his duties hereunder, including his expenses for business entertainment, travel and similar items, upon presentation by McGurk to Milastar of reasonable documented itemized accounts of such expenditures in form consistent with Internal Revenue Service regulations.

  5. Disability. If, at any time, or from time to time, during the term of this Agreement, McGurk shall be unable to perform his duties hereunder by reasons of physical or mental illness or other disabling disability, then this Agreement shall continue in full force and effect and McGurk shall continue to be entitled to receive the full compensation provided for in section 3 hereof for a period of twelve months immediately following the commencement of such incapacity. If such disability shall continue for a period in excess of twelve consecutive months after commencement thereof, either Milastar or McGurk shall have the right to elect:

  (a) to treat the remaining period of his continued disability (through the end of the term of this Agreement) as a leave of absence, in which case all compensation hereunder shall cease as of the end of the said twelve month period, provided that McGurk's full compensation shall be reinstated upon the date of his official return to employment, it being understood that such reinstatement shall be deemed effective notwithstanding the fact that McGurk may still be in a period of partial convalescence and may not initially be able to devote full working days to his duties hereunder. During any such Leave of absence, Milastar may without notice elect to appoint another person to act as President and Chief Operating Officer of Milastar; or

  (b) to terminate this Agreement effective as of the expiration of said twelve month period, in which case all compensation shall cease as of the date of such termination.

McGurk and Milastar shall have the right to make the above elections at any time during the twelve month initial period of disability, or within twenty days following the expiration of such twelve month period, each by written notice to the other party. If either party shall fail to exercise either election, such party shall be deemed to have elected to treat the remaining period of disability as a leave of absence as provided in Subsection
(a) above. If McGurk and Milastar shall make contrary elections, the election of Milastar shall control.

  In the event McGurk shall receive any indemnity, insurance or other payments during the period of his disability pursuant to the provisions of any accident and health or disability insurance policy or similar plans funded by Milastar or for which Milastar pays the premiums, such indemnity payments shall be credited by Milastar against the annual base compensation that would otherwise be due to McGurk during the period of such disability, provided that if McGurk shall have paid a portion of the cost of any such insurance policy or plans, any such credit shall be prorated between the parties based on the ratio of the costs paid by Milastar and McGurk.

  6. Retirement; Retention of Services as Consultant. If during the term of this Agreement or any renewal or extension thereof, McGurk retires in accordance with the provisions of any pension plan adopted by Milastar, whether such retirement constitutes early retirement, normal retirement or mandatory retirement under the terms of said pension plan, he may elect to serve Milastar as a consultant, subject to the approval of the Milastar Board of Directors, for which position he shall receive his full annual base compensation as provided in section 3 hereof, and any benefits to which he would otherwise become entitled at retirement shall be deferred until the earlier of termination of his consulting services or mandatory retirement.

  7. Death Benefits. If McGurk shall die during the term of this Agreement, Milastar shall pay to such person or persons as McGurk shall have designated by written instrument delivered to Milastar before his death the compensation which would otherwise be payable to McGurk hereunder up to the end of the month in which his death occurs. In addition, Milastar shall pay to such person or persons an amount equal to his then current base salary, based on the rate of base compensation in effect at the time of his death, within sixty days after the death of McGurk. In the absence of any designation by McGurk, such payments shall be made to such person or persons as McGurk shall designate in his will, or, if the provisions of McGurk's will do not govern, then to his widow, or if not survived by his widow, then per stirpes, to those of his descendants which shall be living at the time of his death.

  8. Position. If during the term of this Agreement, because of any action or failure to act on the part of the stockholders or directors of Milastar, McGurk shall be removed or shall not be re-elected to the office carrying with it the responsibilities, power and authority of the President and Chief Operating Officer and at such time McGurk is otherwise willing to continue in such position, then McGurk shall thereupon be relieved of all further duties and responsibilities hereunder (with the exception that he shall still continue to be bound by the covenants contained in Sections 10 and 11 hereof), but this Agreement shall not terminate and McGurk shall continue to be entitled to receive the annual base compensation provided for in Section 3 hereof for the remaining term of this Agreement.

  9. Moving Expenses. In the event that, pursuant to Milastar's request, McGurk relocates his principal office to any other city (which relocation shall be on a voluntary basis only), or in the further event that McGurk's employment hereunder is terminated by Milastar without cause and in violation of this Agreement during the period in which this Agreement shall be in effect, then and in that event, Milastar agrees to pay to McGurk, in addition to any other sums payable to him, an additional amount equal to any loss he may incur in the sale of his house, located at 6646 Harbor Drive, Canton, Ohio, if (i) such sale is reasonably necessary or desirable as a result of such relocation or termination and (ii) said property is listed with a realtor for sale within three (3) months of the date of relocation or termination. Milastar further agrees to reimburse McGurk for his reasonable moving expenses with respect to such relocation or termination.

  10. Proprietary Information. It is recognized that the service to be rendered by McGurk hereunder may involve confidential information or trade secrets of Milastar. McGurk hereby agrees that, without the prior written consent of Milastar, he will not voluntarily disclose or publish during or after the term of this Agreement any confidential information or trade secrets of Milastar, except to the extent that such information otherwise becomes part of the public domain through no wrongful action on the part of McGurk.

  11.  Non-Compete.   McGurk agrees that for a period of one year following the
termination of his employment, whether such termination be with or without cause, he will not enter the employ of any person, firm or corporation engaged in a similar line of business which is in direct competition with Milastar, nor during such period, directly or indirectly, as principal, agent or employee, in any such business in direct competition with Milastar.

  12. Consulting Services to Third Parties. Notwithstanding anything to the contrary herein set forth, during the term of this Agreement or any renewal or extension hereof, McGurk shall have the right to provide consulting services to third parties, provided that such consulting services shall not be rendered to a business in direct competition with Milastar, and provided further that such consulting services shall not interfere with McGurk's duties under this Agreement.

  13. Previous Agreement. With the exception of McGurk's stock options, this Agreement supersedes all prior agreements and understandings between the parties hereto, including without limitation, the Existing Employment Agreement, and may not be changed or terminated orally, and no change, termination or attempted waiver of any provisions hereof shall be binding unless in writing and signed by the party against whom the same is sought to be enforced; provided, however, that McGurk's compensation may be increased at any time by approval of the Milastar Board of Directors.

  14. Notices. All notices hereunder shall be sent by registered or certified mail to the following addresses:

  To Milastar:
       Milastar Corporation
       Att: J. Russell Duncan, Chairman
       9 Via Parigi
       Palm Beach, Florida  33480

  To McGurk:
       L. Michael McGurk
       6646 Harbor Drive
       Canton, Ohio  44718

or to such other address as either party may designate in writing to the other party.

  15. General. This Agreement shall inure to the benefit of and be binding upon the successors, assigns, heirs, executors and administrator of the parties hereto.

  16. Governing Law. The provisions of this Agreement shall be governed by the laws of the State of Delaware.

  17. Invalidity. If the scope of any of the provisions of this Agreement shall be broader than those permitted by law, then such provisions shall be enforceable to the extent permitted by law, and the invalidity of any provisions of this Agreement shall not affect the validity of any other provisions contained herein.

  18. Entire Agreement. This Agreement contains the entire agreement between the parties and may be changed only by an agreement in writing signed by all parties.

  19. Assignment. This Agreement may be assigned, in whole or in part, by Milastar to any wholly-owned subsidiary of Milastar; provided, however, that any such assignment shall not operate to discharge the obligations of either party hereunder. The rights and benefits of McGurk hereunder are personal and no such right or benefit shall be subject to voluntary or involuntary alienation, assignment or transfer.

  20. Counterparts. This Agreement may be executed simultaneously in counterparts, each of which shall be deemed an original (including executed copies sent via facsimile) and all of which together shall constitute one and the same instrument.


  IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

MILASTAR CORPORATION



By:

          J. Russell Duncan
          Chairman of the Board


          L. Michael McGurk



Exhibit 10.4

EXECUTIVE EMPLOYMENT AGREEMENT


  EXECUTIVE EMPLOYMENT AGREEMENT (the "Agreement"), dated as of April 30, 1997 between MILASTAR CORPORATION, a Delaware corporation ("Milastar") having its principal place of business at No. 9 Via Parigi, Palm Beach, Florida 33480, and J. RUSSELL
DUNCAN, residing at No. 9 Via Parigi, Palm Beach, Florida 33480 ("J. R.
DUNCAN").


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

  NOW, THEREFORE, in consideration of the premises, the mutual covenants and the agreements hereinafter set forth, and for other good and valuable consideration between the parties, the receipt and sufficiency of which are hereby acknowledged, it is hereby agreed as follows:

  1. Core Duties and Responsibilities. Milastar hereby employs J. R. Duncan as Chairman and Chief Executive Officer of Milastar (the Company's most senior operating position) and J. R. Duncan hereby accepts employment for the specified term and upon the conditions hereinafter set forth. J. R. Duncan, acting in the prescribed executive role, shall apply his knowledge, skills and experience in the performance of core duties under his jurisdiction including -

          Managing, administering, planning and directing the company; Implementing the directives of the Milastar Directors; and Performing such other duties as are customarily vested in the
        Chairman and Chief Executive Officer (including those operating duties specified in Milastar's by-laws).

The incumbent shall direct such operating activities in a manner to maximize the Company's profit, return-on-investment and, collaterally, enhance the Company's financial strength.

J. R. Duncan hereby accepts the prescribed employment and conditions related to the position and agrees to devote his best efforts to the performance of his duties hereunder and to devote necessary working time and attention to such prescribed duties and other operating activities except as set forth in Section 11 hereof.

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

   3. Compensation. Subject to the provisions of this Agreement, Milastar hereunder shall pay J. R. Duncan over the term of this Agreement a minimum annual base salary ("Base Salary") as set forth below:

    1st year:           $93,500
    2nd year:          $102,000
    3rd year:          $110,500
    4th year:          $119,000
    5th year:          $125,000

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

   4. Expenses. Milastar shall reimburse J. R. Duncan in accordance with the Company's policies for all reasonable business-related expenses incurred in the performance of the duties assigned hereunder, e.g. entertainment, travel, etc. Such business-related expenses shall include the use of company-furnished automobile and reimbursement of related operating expenses. Milastar will settle with J. R. Duncan for such expenditures upon receipt of an itemized accounting for such expenditures complete with receipts, where practical, in a form consistent with Internal Revenue Service regulations. Reimbursement requests shall be submitted on a timely basis

J. R. Duncan shall operate at an office located within the Palm Beach, Florida area and the Company shall provide such office quarters complete with facilities and services suitable for the performance of J. R. Duncan's assigned duties hereunder including the services of an executive secretary, all at the Company's expense.

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

   12. Previous Agreement. With the exception of any stock option agreements, this Agreement supersedes all prior agreements and understandings between the parties hereto, including without limitation, the current Employment Agreement, and may not be changed or terminated orally, and no change, termination or attempted waiver of any provisions hereof shall be binding unless in writing and signed by the party against whom the same is sought to be enforced; provided, however, that
J. R. Duncan's compensation hereunder may be increased at any time by approval of the Milastar Board of Directors as provided herein.

   13. Notices. All notices hereunder shall be sent by registered or certified mail to the following addresses:

  To: Milastar:Milastar Corporation
      Att. J. Russell Duncan, Chairman
      9 Via Parigi
      Palm Beach, FL  33480

  To: J. R. Duncan:
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


  IN WITNESS WHEREOF, the parties have executed this Agreement this 30th day of April, 1997.



    MILASTAR CORPORATION


    By:
             J. Russell Duncan                     L.Michael McGurk
                                                   President