Form 10-Q
period 1997-07-31
MILASTAR CORP
filed 1997-09-03
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended July 31, 1997
Commission File Number: 0-5105


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


Registrant's telephone number, including area code (561) 655-9590


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

At July 31, 1997, 2,738,264 shares of common stock of the Registrant were issued and outstanding.



MILASTAR CORPORATION AND SUBSIDIARIES



                    PART I

Item 1.  Financial Statements

    The condensed financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 1997.

    The condensed financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company for the periods presented.


              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                                  July 31,        April 30,
                                                                    1997             1997
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .          243,000           71,000
  Accounts receivable:
  Trade, less allowance for doubtful accounts of $40,000
   (July 31, 1997) and $35,000 (April 30, 1997). . . . .        1,205,000        1,151,000
   Other . . . . . . . . . . . . . . . . . . . . . . . .            9,000            9,000
  Inventory. . . . . . . . . . . . . . . . . . . . . . .          181,000          185,000
  Prepaid expenses and other . . . . . . . . . . . . . .          168,000          153,000
    Total current assets . . . . . . . . . . . . . . . .        1,806,000        1,569,000

Property, plant and equipment:
   Land. . . . . . . . . . . . . . . . . . . . . . . . .          199,000          199,000
   Buildings and improvements. . . . . . . . . . . . . .          766,000          742,000
   Equipment . . . . . . . . . . . . . . . . . . . . . .        6,476,000        6,337,000
                                                                7,441,000        7,278,000
   Less accumulated depreciation . . . . . . . . . . . .       (2,995,000)      (2,825,000)
                                                                4,446,000        4,453,000
Other assets:
  Non-compete agreements . . . . . . . . . . . . . . . .           65,000           71,000


   Total assets. . . . . . . . . . . . . . . . . . . . .        6,317,000        6,093,000

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to stockholders . . . . . . . . . . . .          165,000          165,000
   Current maturities of long-term debt. . . . . . . . .          342,000          342,000
   Accounts payable. . . . . . . . . . . . . . . . . . .          286,000          426,000
   Income taxes payable. . . . . . . . . . . . . . . . .          118,000          119,000
   Accrued payroll and benefits. . . . . . . . . . . . .          265,000          243,000
   Accrued real estate taxes . . . . . . . . . . . . . .           51,000           68,000
   Other accrued liabilities . . . . . . . . . . . . . .          184,000          130,000
      Total current liabilities. . . . . . . . . . . . .        1,411,000        1,493,000

Long-term debt, less current maturities. . . . . . . . .        1,163,000        1,072,000

      Total liabilities. . . . . . . . . . . . . . . . .        2,574,000        2,565,000

Stockholders' equity:
   Preferred stock, $1.00 par value; authorized
     5,000,000 shares, none issued . . . . . . . . . . .
   Common stock,  $.05 par value;  Authorized 7,500,000
     shares, issued and outstanding 2,728,264 shares at
     July 31, 1997 and April 30, 1997. . . . . . . . . .          137,000          137,000
   Note receivable from officer. . . . . . . . . . . . .          (20,000)         (20,000)
   Additional paid-in capital. . . . . . . . . . . . . .        1,666,000        1,666,000
   Retained earnings . . . . . . . . . . . . . . . . . .        1,960,000        1,745,000
      Total stockholders' equity . . . . . . . . . . . .        3,743,000        3,528,000

    Total liabilities and stockholders' equity . . . . .        6,317,000        6,093,000

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended July 31,
                                (Unaudited)

                                                                  1997             1996

   Net Sales. . . . . . . . . . . . . . . . . . . . . .         2,241,000        1,856,000
   Cost of Sales. . . . . . . . . . . . . . . . . . . .         1,496,000        1,379,000

   Gross margin . . . . . . . . . . . . . . . . . . . .           745,000          477,000
   Selling general and administrative expenses. . . . .           489,000          450,000
   Amortization of non-compete agreement. . . . . . . .             6,000           20,000

   Operating income . . . . . . . . . . . . . . . . . .           250,000            7,000

   Other income (expense):
     Dividend and interest income . . . . . . . . . . .             2,000            3,000
     Interest expense . . . . . . . . . . . . . . . . .           (35,000)         (34,000)
     Net loss on sale of property and equipment . . . .                                (10,000)
   Total other income (expense) . . . . . . . . . . . .           (33,000)         (41,000)

   Income (loss) before provision for income taxes. . .           217,000          (34,000)
   Provision for income taxes . . . . . . . . . . . . .             2,000

   Net income (loss). . . . . . . . . . . . . . . . . .           215,000          (34,000)

   Net income (loss) per common share . . . . . . . . .               .08             (.01)

   Weighted average number of common shares
     outstanding during the period. . . . . . . . . . .         2,738,264        2,738,264

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended July 31,
                           (Unaudited)


                                                                    1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . .           215,000          (34,000)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization. . . . . . . . . . . .           176,000          171,000
   Net loss on sale of property and equipment . . . . .                             10,000

  Changes in operating assets and liabilities:
   Accounts receivable. . . . . . . . . . . . . . . . .           (54,000)         (39,000)
   Inventory. . . . . . . . . . . . . . . . . . . . . .             4,000           29,000
   Prepaid supplies and other assets. . . . . . . . . .           (15,000)         (11,000)
   Accounts payable and accrued expenses. . . . . . . .           (82,000)        (162,000)
   Income tax refund, net . . . . . . . . . . . . . . .                            118,000

   Net cash provided by operating activities. . . . . .           244,000           82,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment . . . . .          (163,000)        (554,000)
   Proceeds from sale of property and equipment . . . .                            245,000

   Net cash used in investing activities. . . . . . . .          (163,000)        (309,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank line of credit. . . . . . . . . .                             25,000
   Repayments on bank line of credit. . . . . . . . . .                            (85,000)
   Proceeds from issuance of long-term debt . . . . . .           155,000          373,000
   Principal payments on long-term debt . . . . . . . .           (64,000)         (45,000)
   Proceeds from issuance of note payable-stockholder .                              6,000

   Net cash provided by financing activities. . . . . .            91,000          274,000

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS. . . . . . . . . . . . . . . . . . . . .           172,000           47,000
CASH AND CASH EQUIVALENTS BALANCE AT BEGINNING
   OF YEAR. . . . . . . . . . . . . . . . . . . . . . .            71,000          144,000
CASH AND CASH EQUIVALENTS BALANCE AT END OF
   THE FIRST QUARTER. . . . . . . . . . . . . . . . . .           243,000          191,000

Supplemental disclosures of cash flow information:
  Cash paid during the first quarter for:
    Interest. . . . . . . . . . . . . . . . . . . . . .            33,000           75,000

    Income taxes. . . . . . . . . . . . . . . . . . . .             2,000            2,000

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

  Principles of consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Flame Metals Processing Corporation ("Flame Metals"), Milastar Services Corporation and Flame Metals' wholly owned subsidiary New England Metal Treating Corporation ("New England Metal"). In consolidation, all significant intercompany accounts and transactions are eliminated.

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

  The estimated useful lives of the fixed assets are as follows:

   Buildings. . . . . . . . 35 years
   Equipment. . . . . . . . 5 to 12
years
   Vehicles . . . . . . . . 3 to 5 years


  Other assets Other assets are comprised of a four-year non-compete agreement which is being amortized over 48 months using the straight-line method.

  Income taxes  The Company accounts for income taxes under Financial
Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Statement 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in whichthose temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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


2  MARKETABLE SECURITIES AND OTHER INVESTMENTS

  Marketable securities and other investments consists of common stock and were being used to invest excess cash until an appropriate acquisition or operating need arises. In accordance with Statement 115, at July 31, 1996, marketable securities and other investments were classified as available-for-sale and as such unrealized gains and losses were reported as a separate component of stockholders' equity until realized. Dividend income, interest income, and prepayment losses on debt securities are accrued as earned. The Company uses specific identification to determine the fair value of marketable securities and other investments.

  Marketable securities and other investments were comprised of the following at July 31:

                                    Description             1997          1996

          Firstar Bank Shares       Common Stock         $             $ 5,000

                   Total cost                                            5,000

             Gross unrealized
                holding gains                                           36,000

                   Fair Value                            $             $41,000


  Prior to the adoption of Statement 115, the Company recorded unrealized gains and losses in accordance with Statement of Financial Accounting Standards No. 12, Accounting for Certain Marketable Securities.


3  RELATED PARTY TRANSACTIONS

       Notes Receivable

       In fiscal 1993, with the encouragement of the Company, Michael McGurk, President, Chief Operating Officer and a director of the Company bought 15,000 shares of Milastar Class A Common Stock and entered into a note agreement with the Company to finance this purchase. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 1997. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note. Total interest income related to this note for the fiscal quarters ended July 31, 1997 and 1996 amounted to $600 and $500, respectively.

       Notes Payable

       During fiscal 1995 the Company entered into a series of note payable transactions, which at July 31, 1997 had a balance of $71,000, including accrued interest, payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bear a interest rate of 8% and are payable on demand. The Company classifies the notes payable as a current liability. Total interest expense related to the notes payable for the fiscal quarters ended July 31, 1997 and 1996 was $1,500 and $4,400, respectively.

       During fiscal 1996 the Company entered into a $100,000 note payable to L. Michael McGurk, President, Chief Operating Officer and a director of the Company. The note bears an interest rate of 8.7% and is payable on demand.
The Company classifies the note payable as a current liability. Total interest expense related to this note payable for both fiscal quarters ended
July 31, 1997 and 1996 was $2,100.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months Ended July 31, 1997 Compared to Three Months Ended July
31, 1996. The Company recorded sales of $2,241,000 during the first quarter of fiscal 1998 as compared to $1,856,000 for the same period last year, a $385,000 (21%) increase. The sales increase was primarily attributable to additional capacity as a result of the installation of a new continuous mesh belt furnace.

     Cost of sales of $1,496,000 (67% of net sales) increased $117,000 (8%) from $1,379,000 (75% of net sales) for the same period a year earlier. The decrease relative to sales is the result of improved labor efficiencies and the absorption of fixed costs. Gross margin increased to $745,000 as compared to $477,000 for the prior year first quarter.

     Selling, general and administrative (SG&A) expenses of $489,000 (22% of net sales) increased $39,000 (9%) from $450,000 (24% of net sales) recorded during the first quarter of fiscal 1997. The decrease in SG&A expenses as a percentage of sales is the result of management's continued focus on overhead costs. Management's goal is to reduce or hold constant SG&A expenses while increasing sales.

     The Company recorded operating income of $250,000 in the first quarter of fiscal 1998 as compared to operating income of $7,000 recorded in the prior year first quarter. The improvement in operating performance was primarily due to a combination of increased sales and reduction of cost of sales as a percentage of sales. Management continues to reduce labor costs relative to sales and strives to increase the Company's revenue per employee.

     Total other income (expense) amounted to $33,000 expense in the first quarter of fiscal 1998 as compared to other income (expense) of $41,000 expense in the first quarter of last year. The other income in the current first quarter was primarily due to interest expense.

     The Company recorded net income of $215,000 in the first quarter of fiscal 1998 as compared to a $34,000 net loss in the prior year first quarter. Net income in the current first quarter was primarily due to increased sales and a reduction of cost of sales as a percentage of sales.




                   PART II

Items 1 thru 5

     No response to these items is furnished, since in each case the appropriate response would be either not applicable or none.

Item 6.      Exhibits and Reports on Form 8-K

   (a)       Exhibits:  None

   (b)       Reports on Form 8-K:  None

    MILASTAR CORPORATION AND SUBSIDIARIES



                S I G N A T U R E


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this interim report to be signed on its behalf by the undersigned, there unto duly authorized.


MILASTAR CORPORATION



/s/ J.RUSSELL DUNCAN
J. Russell Duncan
Chairman of the Board
and Chief Executive Officer

Dated:
August 29, 1997