Form 10-Q
period 1997-10-31
MILASTAR CORP
filed 1997-12-01
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 1997
Commission File Number: 0-5105




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

At October 31, 1997, 2,738,264 shares of common stock of the Registrant were issued and outstanding.











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


               MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                                October 31,       April 30,
                                                                   1997             1997
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . .       422,000           71,000
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $54,000
   (October 31, 1997) and $35,000 (April 30, 1997). . . . .     1,111,000        1,151,000
   Other. . . . . . . . . . . . . . . . . . . . . . . . . .        10,000            9,000
  Inventory . . . . . . . . . . . . . . . . . . . . . . . .       139,000          185,000
  Prepaid expenses and other. . . . . . . . . . . . . . . .       168,000          153,000
    Total current assets. . . . . . . . . . . . . . . . . .     1,850,000        1,569,000

Property, plant and equipment:
   Land . . . . . . . . . . . . . . . . . . . . . . . . . .       199,000          199,000
   Buildings and improvements . . . . . . . . . . . . . . .       768,000          742,000
   Equipment. . . . . . . . . . . . . . . . . . . . . . . .     6,676,000        6,337,000
                                                                7,643,000        7,278,000
   Less accumulated depreciation. . . . . . . . . . . . . .    (3,163,000)      (2,825,000)
                                                                4,480,000        4,453,000
Other assets:
   Non-compete agreements . . . . . . . . . . . . . . . . .        59,000           71,000


   Total assets . . . . . . . . . . . . . . . . . . . . . .     6,389,000        6,093,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to stockholders. . . . . . . . . . . . . .       165,000          165,000
   Current maturities of long-term debt . . . . . . . . . .       342,000          342,000
   Accounts payable . . . . . . . . . . . . . . . . . . . .       328,000          426,000
   Income taxes payable . . . . . . . . . . . . . . . . . .       119,000          119,000
   Accrued payroll and benefits . . . . . . . . . . . . . .       253,000          243,000
   Accrued real estate taxes. . . . . . . . . . . . . . . .        34,000           68,000
   Other accrued liabilities. . . . . . . . . . . . . . . .       147,000          130,000
     Total current liabilities. . . . . . . . . . . . . . .     1,388,000        1,493,000

Long-term debt, less current maturities . . . . . . . . . .     1,096,000        1,072,000

     Total liabilities. . . . . . . . . . . . . . . . . . .     2,484,000        2,565,000

Stockholders' equity:
   Preferred stock, $1.00 par value; authorized 5,000,000
    shares, none issued . . . . . . . . . . . . . . . . . .
   Common stock,  $.05 par value;  Authorized 7,500,000
    shares, issued and outstanding 2,728,264 shares at
    October 31, 1997 and April 30, 1997 . . . . . . . . . .       137,000          137,000
   Note receivable from officer . . . . . . . . . . . . . .       (20,000)         (20,000)
   Additional paid-in capital . . . . . . . . . . . . . . .     1,666,000        1,666,000
   Retained earnings. . . . . . . . . . . . . . . . . . . .     2,122,000        1,745,000
      Total stockholders' equity. . . . . . . . . . . . . .     3,905,000        3,528,000

   Total liabilities and stockholders' equity . . . . . . .     6,389,000        6,093,000

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                             Three Months Ended           Six Months Ended
                                                 October 31,                 October 31,
                                             1997          1996          1997          1996
Net Sales . . . . . . . . . . . . . . .    2,124,000    1,884,000      4,365,000    3,740,000
Cost of Sales . . . . . . . . . . . . .    1,460,000    1,406,000      2,956,000    2,785,000

Gross margin. . . . . . . . . . . . . .      664,000      478,000      1,409,000      955,000
Selling general and administrative
 expenses . . . . . . . . . . . . . . .      461,000      455,000        949,000      905,000
Amortization of non-compete agreements.        6,000       20,000         12,000       40,000

Operating income. . . . . . . . . . . .      197,000        3,000        448,000       10,000

Other income (expense):
 Dividend and interest income . . . . .        4,000        2,000          5,000        5,000
 Interest expense . . . . . . . . . . .      (36,000)     (35,000)       (71,000)     (69,000)
 Net gain (loss) on sale of property
  and equipment . . . . . . . . . . . .                                               (53,000)
 Unrealized gain (loss) on valuation
  of building held for sale . . . . . .                                                43,000
Total other income (expense). . . . . .      (32,000)     (33,000)       (66,000)     (74,000)

Income (loss) before income taxes . . .      165,000      (30,000)       382,000      (64,000)
Provision (benefit) for income taxes. .        3,000       (8,000)         5,000       (8,000)

Net income (loss) . . . . . . . . . . .      162,000      (22,000)       377,000      (56,000)

Net income (loss) per common share. . .          .06         (.01)           .14         (.02)

Weighted average number of shares
 outstanding during the period. . . . .    2,738,264    2,738,264      2,738,264    2,738,264

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   Six Months Ended October 31,
                           (Unaudited)


                                                                  1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . . . .        377,000       (56,000)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . .        350,000       342,000
    Net loss on sale of property and equipment . . . . . .                       53,000
    Unrealized market loss (gain) on valuation of
     property held for sale. . . . . . . . . . . . . . . .                      (43,000)

  Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . . .         39,000       (86,000)
   Inventory . . . . . . . . . . . . . . . . . . . . . . .         46,000        39,000
   Prepaid supplies and other assets . . . . . . . . . . .        (15,000)        5,000
   Accounts payable and accrued expenses . . . . . . . . .       (105,000)     (168,000)
   Income tax refund, net. . . . . . . . . . . . . . . . .                      118,000

  Net cash provided by operating activities. . . . . . . .        692,000       204,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment . . . . . . .       (365,000)     (840,000)
  Proceeds from sale of property and equipment . . . . . .                      245,000

  Net cash used in investing activities. . . . . . . . . .       (365,000)     (595,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit. . . . . . . . . . . .                       25,000
  Repayments on bank line of credit. . . . . . . . . . . .                      (85,000)
  Proceeds from issuance of long-term debt . . . . . . . .        155,000       564,000
  Principal payments on long-term debt . . . . . . . . . .       (131,000)      (94,000)
  Repayments on note payable - stockholder . . . . . . . .                      (25,000)
  Proceeds from issuance of note payable - stockholder . .                        6,000

  Net cash provided by financing activities. . . . . . . .         24,000       391,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . .        351,000

CASH AND CASH EQUIVALENTS BALANCE AT BEGINNING OF YEAR . .         71,000       144,000

CASH AND CASH EQUIVALENTS BALANCE AT END OF THE SECOND
  QUARTER. . . . . . . . . . . . . . . . . . . . . . . . .        422,000       144,000

Supplemental disclosures of cash flow information:
  Cash paid during the first two quarters for:
    Interest. . . . . . . . . . . . . . . . . .                    68,000       116,000

    Income taxes. . . . . . . . . . . . . . . .                     3,000         3,000

MILASTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of business - Milastar Corporation ("Milastar" and sometimes the "Company") is primarily involved in selling special metallurgical and secondary metal processing services to a diversified list of customers located in the greater Midwest and New England regions who manufacture a wide variety of end-products and depend upon out- sourcing of specialized processing of their metal components. The Company extends credit to many of its customers.

  Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Flame Metals Processing Corporation ("Flame Metals"), Milastar Services Corporation and Flame Metals' wholly owned subsidiary New England
Metal Treating Corporation ("New England Metal"). In consolidation, all significant intercompany accounts and transactions are eliminated.

  Cash and cash equivalents - The Company considers cash equivalents to include all investments purchased with an original maturity of 90 or fewer days.

  Marketable securities and other investments - On May 1, 1994 the
Company adopted the provisions of Statement of Accounting Standards No.
115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115). Under Statement 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums of discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. At April 30, 1994 marketable securities were carried at the lower of aggregate cost or market.

  Inventory - Inventory is carried at cost as determined by the First-In-First-Out (FIFO) method.

  Prepaid supplies - Prepaid supplies are expensed as used.

  Property, plant and equipment - Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts, and any gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized and deductions are made for retirements resulting from the renewals or betterments.

  The estimated useful lives of the fixed assets are as follows:

   Buildings. . . . . . . . 35 years
   Equipment. . . . . . . . 5 to 12 years
   Vehicles . . . . . . . . 3 to 5 years


  Other assets - Other assets are comprised of a four-year non-compete agreement which is being amortized over 48 months using the straight-line method.

  Income taxes - The Company accounts for income taxes under Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement
109). Statement 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Accounting estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair value of financial instruments - The Company's financial instruments are recorded on its balance sheet. The carrying amount for cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable and notes payable approximate their carrying value.

  Impairment of long-lived assets and long-lived assets to be disposed of - The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-lived Assets and the Long-lived Assets to be Disposed Of (SFAS No. 121), on May 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

  Stock-based compensation - The Company adopted SFAS No. 123,
Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant on May 1, 1996. Alternatively, SFAS
No. 123 allows entities to continue to apply the provisions of APB Opinion
No. 25, Accounting for Stock Issued to Employees, and provide certain pro forma information. APB Opinion No. 25 requires that compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


2  MARKETABLE SECURITIES AND OTHER INVESTMENTS

  Marketable securities and other investments consist of common stock and are used to invest excess cash until appropriate acquisition or operating needs arise. In accordance with Statement 115, at July 31, 1996, marketable securities and other investments were classified as available-for-sale and as such unrealized gains and losses were reported as a separate component of stockholders' equity until realized. Dividend income, interest income, and prepayment losses on debt securities are accrued as earned.
The Company uses specific identification to determine the fair value of marketable securities and other investments.

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


3  RELATED PARTY TRANSACTIONS

  Notes Receivable

  In fiscal 1993, with the encouragement of the Company, Michael
McGurk, President, Chief Operating Officer and a director of the Company bought 15,000 shares of Milastar Class A Common Stock and entered into a note agreement with the Company to finance this purchase. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 1999. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note. Total interest income related to this note for both fiscal quarters ended October 31, 1997 and 1996 was $600.

  Notes Payable

  During fiscal 1995 the Company entered into a series of note payable transactions, which at October 31, 1997 had a balance of $73,000, including accrued interest, payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bear an interest rate of 8% and are payable on demand. The Company classifies the notes payable as a current liability. Total interest expense related to the notes payable for the fiscal quarters ended October 31, 1997 and 1996 was $1,500 and $4,100, respectively.

  During fiscal 1996 the Company entered into a $100,000 note payable to L. Michael McGurk, President, Chief Operating Officer and a director of the Company. The note bears an interest rate of 8.7% and is payable on demand. The Company classifies the note payable as a current liability. Total interest expense related to this note payable for both fiscal quarters ended October 31, 1997 and 1996 was $2,100.

4  INCOME TAXES

  The Company has provided for current income taxes on earnings at the appropriate statutory state and federal rates applicable to such earnings, and any deviation is solely the result of book/tax differences arising mainly from the recognition of tax depreciation expense.


5  EARNINGS PER COMMON SHARE

  The computation of earnings per share is as follows:


                                                Three Months Ended October 31,

                                                      1997         1996
    Weighted average number of shares of series
     A Common stock outstanding . . . . . . . . .   2,738,264    2,738,264

    Dilutive effect of stock options after
     application of treasury stock method . . . .

    Weighted average number of shares of Class A
     common stock outstanding during the period .   2,738,264    2,738,264


Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Results of Operations

     Three Months Ended October 31, 1997 Compared to Three Months
Ended October 31, 1996. The Company recorded sales of $2,124,000 during the second quarter of fiscal 1998 as compared to $1,884,000 for the same period last year, a $240,000 (13%) increase. The sales increase was primarily attributable to the installation of new equipment and increased demand with existing customers.

     Cost of sales of $1,460,000 (69% of net sales) increased $54,000 (4%) from $1,406,000 (75% of net sales) for the same period a year earlier. The decrease relative to sales is the result of improved labor efficiencies and the absorption of fixed costs. Gross margin increased to $664,000 as compared to $478,000 for the prior year second quarter.

     Selling, general and administrative (SG&A) expenses of $461,000 (22% of net sales) increased $6,000 (1%) from $455,000 (24% of net sales) for the same period a year earlier. The decrease in SG&A expenses as a percentage of sales is the result of management's continued focus on overhead costs. Management's goal is to reduce or hold constant SG&A expenses while increasing sales.

     The Company recorded operating income of $197,000 in the second quarter of fiscal 1998 as compared to operating income of $3,000 recorded in the prior year second quarter. The improvement in operating performance was primarily due to a combination of increased sales and reduction of cost of sales as a percentage of sales. Management continues to reduce labor costs relative to sales and strives to increase the Company's revenue per employee.

     Total other expense amounted to $32,000 in the second quarter of fiscal 1998 as compared to other expense of $33,000 in the second quarter of last year. The other expense in both second quarters was primarily due to interest expense.

     The Company recorded net income of $162,000 in the second quarter of fiscal 1998 as compared to a $22,000 net loss in the prior year second quarter. Net income in the current second quarter was primarily due to increased sales and a reduction of cost of sales as a percentage of sales.

     Six Months Ended October 31, 1997 Compared to Six Months Ended
October 31, 1996. The Company recorded sales of $4,365,000 during the first half of fiscal 1998 as compared to $3,740,000 for the same period last year, a $625,000 (17%) increase. The sales increase was primarily attributable to the installation of new equipment and increased demand with existing customers.

     Cost of sales of $2,956,000 (68% of net sales) increased $171,000 (6%) from $2,785,000 (75% of net sales) for the same period a year earlier. The decrease relative to sales is the result of improved labor efficiencies and the absorption of fixed costs. Gross margin increased to $1,409,000 compared to $955,000 in the prior year first half.

     Selling, general and administrative expenses of $949,000 (22% of net sales) increased $44,000 (5%) from $905,000 (24% of net sales) for the same period a year earlier. The decrease in SG&A expenses as a percentage of sales is the result of management's continued focus on overhead costs. Management's goal is to reduce or hold constant SG&A expenses while increasing sales.

     The Company recorded operating income of $448,000 in the first half of fiscal 1998 as compared to operating income of $10,000 recorded in the same period last year. The improvement in operating performance was primarily due to a combination of increased sales and reduction of cost of sales as a percentage of sales. Management continues to reduce labor costs relative to sales and strives to increase the Company's revenue per employee.

     Total other expense amounted to $66,000 in the first half of fiscal 1998 as compared to other expense of $74,000 in the same period last year. The other expense in both periods was primarily due to interest expense.

     The Company recorded net income of $377,000 in the first half of fiscal 1998 compared to a $56,000 net loss in the first half of the prior year. Net income in the first half of fiscal 1998 was primarily due to increased sales and a reduction of cost of sales as a percentage of sales.

Liquidity and Capital Resources

     At October 31, 1997, the Company's working capital was $462,000 compared to $76,000 at April 30, 1997 and the ratio of current assets to current liabilities was 1.3 to 1 and 1.1 to 1, respectively. Cash, marketable securities and other investments and current receivables represented 83%
(78% at April 30, 1997) and 24% (20% at April 30, 1997) of total current assets and total assets, respectively. During the first half of fiscal 1998, cash provided by operating activities amounted to $692,000 compared to $204,000 provided by operating activities in the first half of fiscal 1998. Working capital requirements for the first half of fiscal 1998 were funded primarily from available cash, cash generated from operations and proceeds from issuance of long-term debt.



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


MILASTAR CORPORATION


/s/ J. RUSSELL DUNCAN
J. Russell Duncan
Chairman of the Board and Chief Executive Officer
Dated: December 5, 1997