Form 10-Q
period 1998-01-31
MILASTAR CORP
filed 1998-03-13
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1998
Commission File Number: 0-5105




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

At January 31, 1998, 2,738,264 shares of common stock of the Registrant were issued and outstanding.











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



              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                              January 31,      April 30,
                                                                 1998           1997
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . .      454,000          71,000
  Accounts receivable:
  Trade, less allowance for doubtful accounts of $54,000
   (January 31, 1998) and $35,000 (April 30, 1997) . . . .      889,000       1,151,000
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       10,000           9,000
  Inventory. . . . . . . . . . . . . . . . . . . . . . . .      137,000         185,000
  Prepaid expenses and other . . . . . . . . . . . . . . .      151,000         153,000
    Total current assets . . . . . . . . . . . . . . . . .    1,641,000       1,569,000

Property, plant and equipment:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . .      199,000         199,000
  Buildings and improvements . . . . . . . . . . . . . . .      768,000         742,000
  Equipment. . . . . . . . . . . . . . . . . . . . . . . .    6,852,000       6,337,000
                                                              7,819,000       7,278,000
  Less accumulated depreciation. . . . . . . . . . . . . .   (3,332,000)     (2,825,000)
                                                              4,487,000       4,453,000
Other assets:
  Non-compete agreements . . . . . . . . . . . . . . . . .       52,000          71,000

  Total assets . . . . . . . . . . . . . . . . . . . . . .    6,180,000       6,093,000

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to stockholders. . . . . . . . . . . . . .      165,000         165,000
  Current maturities of long-term debt . . . . . . . . . .      342,000         342,000
  Accounts payable . . . . . . . . . . . . . . . . . . . .      147,000         426,000
  Income taxes payable . . . . . . . . . . . . . . . . . .      119,000         119,000
  Accrued payroll and benefits . . . . . . . . . . . . . .      272,000         243,000
  Accrued real estate taxes. . . . . . . . . . . . . . . .       51,000          68,000
  Other accrued liabilities. . . . . . . . . . . . . . . .      151,000         130,000
   Total current liabilities . . . . . . . . . . . . . . .    1,247,000       1,493,000

Long-term debt, less current maturities. . . . . . . . . .    1,027,000       1,072,000

   Total liabilities . . . . . . . . . . . . . . . . . . .    2,274,000       2,565,000

Stockholders' equity:
  Preferred stock, $1.00 par value; authorized 5,000,000
   shares, none issued . . . . . . . . . . . . . . . . . .
  Common stock,  $.05 par value;  Authorized 7,500,000
   shares, issued and outstanding 2,728,264 shares at
   January 31, 1998 and April 30, 1997 . . . . . . . . . .      137,000         137,000
  Note receivable from officer . . . . . . . . . . . . . .      (20,000)        (20,000)
  Additional paid-in capital . . . . . . . . . . . . . . .    1,666,000       1,666,000
  Retained earnings. . . . . . . . . . . . . . . . . . . .    2,123,000       1,745,000
     Total stockholders' equity. . . . . . . . . . . . . .    3,906,000       3,528,000

  Total liabilities and stockholders' equity . . . . . . .    6,180,000       6,093,000

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                             Three Months Ended         Nine Months Ended
                                                 January 31,               January 31,
                                             1998          1997        1998          1997
   Net Sales . . . . . . . . . . . . . .   1,689,000    1,672,000    6,054,000    5,412,000
   Cost of Sales . . . . . . . . . . . .   1,279,000    1,315,000    4,234,000    4,101,000

   Gross margin. . . . . . . . . . . . .     410,000      357,000    1,820,000    1,311,000
   Selling general and administrative
    expenses . . . . . . . . . . . . . .     370,000      415,000    1,321,000    1,320,000
   Amortization of non-compete
    agreements . . . . . . . . . . . . .       6,000        8,000       18,000       48,000

   Operating income. . . . . . . . . . .      34,000      (66,000)     481,000      (57,000)

   Other income (expense):
    Dividend and interest income . . . .       6,000        3,000       11,000        8,000
    Interest expense . . . . . . . . . .     (36,000)     (38,000)    (107,000)    (107,000)
    Net gain (loss) on sale of property
     and equipment . . . . . . . . . . .                   44,000                    (9,000)
    Unrealized gain (loss) on valuation
     of building held for sale                                                       43,000
   Total other income (expense). . . . .     (30,000)       9,000      (96,000)     (65,000)

   Income (loss) before income taxes . .       4,000      (57,000)     385,000     (122,000)
   Provision (benefit) for income taxes.       2,000                     7,000       (8,000)

   Net income (loss) . . . . . . . . . .       2,000      (57,000)     378,000     (114,000)

   Net income (loss) per common share. .         .00         (.02)         .14         (.04)

   Weighted average number of shares
    outstanding during the period. . . .   2,738,264    2,738,264     2,738,264   2,738,264

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months Ended January 31,
                           (Unaudited)


                                                        1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . .     378,000       (114,000)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization . . . . . . . . .     525,000        521,000
   Net loss on sale of property and equipment. . .                      9,000
   Unrealized market loss (gain) on valuation
    of property held for sale. . . . . . . . . . .                    (43,000)

  Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . .     261,000        (48,000)
   Inventory . . . . . . . . . . . . . . . . . . .      49,000         73,000
   Prepaid supplies and other assets . . . . . . .       2,000         11,000
   Accounts payable and accrued expenses . . . . .    (245,000)      (119,000)
   Income tax refund, net. . . . . . . . . . . . .                    118,000

  Net cash provided by operating activities. . . .     970,000        408,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment . . .    (541,000)    (1,081,000)
  Proceeds from sale of property and equipment . .                    294,000

  Net cash used in investing activities. . . . . .    (541,000)      (787,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit. . . . . . . .                     25,000
  Repayments on bank line of credit. . . . . . . .                    (85,000)
  Proceeds from issuance of long-term debt . . . .      155,000       564,000
  Principal payments on long-term debt . . . . . .     (201,000)     (152,000)
  Repayments on note payable - stockholder . . . .                    (87,000)
  Proceeds from issuance of note payable -
   stockholder . . . . . . . . . . . . . . . . . .                      6,000

  Net cash provided by financing activities. . . .      (46,000)      271,000

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS . . . . . . . . . . . . . . . . . .      383,000      (108,000)
CASH AND CASH EQUIVALENTS BALANCE AT BEGINNING
   OF YEAR . . . . . . . . . . . . . . . . . . . .       71,000       144,000
CASH AND CASH EQUIVALENTS BALANCE AT END OF
   THE THIRD QUARTER . . . . . . . . . . . . . . .      454,000        36,000

Supplemental disclosures of cash flow information:
  Cash paid during the first three quarters for:
    Interest. . . . . . . . . . . . . . . . . .         105,000       154,000

    Income taxes. . . . . . . . . . . . . . . .           7,000         3,000

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


2  RELATED PARTY TRANSACTIONS

   Notes Receivable

In fiscal 1993, with the encouragement of the Company, Michael McGurk, President, Chief Operating Officer and a director of the Company bought 15,000 shares of Milastar Class A Common Stock and entered into a note agreement with the Company to finance this purchase. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 1999. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note. Total interest income related to this note for fiscal quarters ended January 31, 1998 and 1997 was $600 and $500, respectively.

   Notes Payable

During fiscal 1995 the Company entered into a series of note payable transactions, which at January 31, 1998 had a balance of $75,000, including accrued interest, payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bear an interest rate of 8% and are payable on demand. The Company classifies the notes payable as a current liability. Total interest expense related to the notes payable for the fiscal quarters ended January 31, 1998 and 1997 was $1,500 and $2,700, respectively.

During fiscal 1996 the Company entered into a $100,000 note payable to
L. Michael McGurk, President, Chief Operating Officer and a director of the Company. The note bears an interest rate of 8.7% and is payable on demand. The Company classifies the note payable as a current liability. Total interest expense related to this note payable for both fiscal quarters ended January 31, 1998 and 1997 was $2,100.


3  INCOME TAXES

The Company has provided for current income taxes on earnings at the appropriate statutory state and federal rates applicable to such earnings, and any deviation is solely the result of book/tax differences arising mainly from the recognition of tax depreciation expense.


4  EARNINGS PER COMMON SHARE

The computation of earnings per share is as follows:

                                              Three Months Ended January  31,
                                                       1998        1997

      Weighted average number of shares of
       series A Common stock outstanding . . . .    2,738,264   2,738,264

      Dilutive effect of stock options after
       application of treasury stock method. . .

      Weighted average number of shares of
       Class A common stock outstanding during
       the period. . . . . . . . . . . . . . . .    2,738,264   2,738,264


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Three Months Ended January 31, 1998 Compared to Three Months Ended January 31,1997 - The Company recorded sales of $1,689,000 during the third quarter of fiscal 1998 as compared to $1,672,000 for the same period last year, a $17,000 (1%) increase. The sales increase was primarily attributable to immaterial fluctuations.

   Cost of sales of $1,279,000 (76% of net sales) decreased $36,000 (3%) from $1,315,000 (79% of net sales) for the same period a year earlier. The decrease relative to sales is the result of the continued improvement in labor efficiencies. Gross margin increased to $410,000 as compared to $357,000 for the prior year third quarter.

   Selling, general and administrative (SG&A) expenses of $370,000 (22% of net sales) decreased $45,000 (11%) from $415,000 (25% of net sales) for the same period a year earlier. The decrease in SG&A expenses as a percentage of sales is the result of management's continued focus on overhead costs. Management's goal is to reduce or hold constant SG&A expenses while increasing sales.

   The Company recorded operating income of $34,000 in the third quarter of fiscal 1998 as compared to an operating loss of $66,000 recorded in the prior year third quarter. The improvement in operating performance was primarily due to a combination of increased sales and reduction of cost of sales as a percentage of sales. Management continues to reduce labor costs relative to sales and strives to increase the Company's revenue per employee.

   Total other expense amounted to $30,000 in the third quarter of fiscal 1998 as compared to other income of $9,000 in the third quarter of last year. The other expense in both third quarters was primarily due to interest expense, with the previous quarter expense being off-set by a gain of $44,000 on the sale of a building.

   The Company recorded net income of $2,000 in the third quarter of fiscal 1998 as compared to a $57,000 net loss in the prior year third quarter. Net income in the current third quarter was primarily due to increased sales and a reduction of cost of sales as a percentage of sales.

   Nine Months Ended January 31, 1998 Compared to Nine Months Ended January 31, 1997 - The Company recorded sales of $6,054,000 during the first three quarters of fiscal 1998 as compared to $5,412,000 for the same period last year, a $642,000 (12%) increase. The sales increase was primarily attributable to the installation of new equipment and increased demand with existing customers.

   Cost of sales of $4,234,000 (70% of net sales) increased $133,000 (3%) from $4,101,000 (76% of net sales) for the same period a year earlier. The decrease relative to sales is the result of improved labor efficiencies and the absorption of fixed costs. Gross margin increased to $1,820,000 compared to $1,311,000 in the prior year first three quarters.

   Selling, general and administrative expenses of $1,321,000 (22% of net sales) increased $1,000 (1%) from $1,320,000 (24% of net sales) for the same period a year earlier. The decrease in SG&A expenses as a percentage of sales is the result of management's commitment to reduce or hold constant SG&A expenses while increasing sales.

   The Company recorded operating income of $481,000 in the first three quarters of fiscal 1998 as compared to an operating loss of $57,000 recorded in the same period last year. The significant improvement in operating performance was primarily due to a combination of increased sales and reduction of cost of sales as a percentage of sales. Management continues to reduce labor costs relative to sales and strives to increase the Company's revenue per employee.

   Total other expense amounted to $96,000 in the first three quarters of fiscal 1998 as compared to other expense of $65,000 in the same period last year. The other expense in both periods was primarily due to interest expense.

   The Company recorded net income of $378,000 in the first three quarters of fiscal 1998 as compared to a $114,000 net loss in the first three quarters of the prior year. Net income in the first three quarters of fiscal 1998 was primarily due to increased sales and a reduction of cost of sales as a percentage of sales.

Liquidity and Capital Resources

   At January 31, 1998, the Company's working capital was $394,000 compared to $76,000 at April 30, 1997 and the ratio of current assets to current liabilities was 1.3 to 1 and 1.1 to 1, respectively. Cash, marketable securities and other investments and current receivables represented
82% (78% at April 30, 1997) and 22% (20% at April 30, 1997) of total current assets and total assets, respectively. During the first three quarters of fiscal 1998, net cash provided by operating activities amounted to $970,000 compared to $408,000 provided by operating activities in the first three quarters of fiscal 1997. Working capital requirements for the first three quarters of fiscal 1998 were funded primarily from available cash and cash generated from operations.



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


MILASTAR CORPORATION


/s/ J. RUSSELL DUNCAN
J. Russell Duncan
Chairman of the Board and Chief Executive Officer
Dated: March 6, 1998