Form 10-K
period 1998-04-30
MILASTAR CORP
filed 1998-07-29
CIK 66544

Milastar Corporation and Consolidated Subsidiaries
                           Form 10-K



UNITED STATES SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C. 20549

                  FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such a shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[x]

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on July 10, 1998 was $2,396,000 based upon the bid price of the Class A common stock as quoted on OTC Electronic Bulletin Board. On that date there were 2,738,264 shares of Class A Common Stock issued and outstanding.

     Documents Incorporated by Reference

Parts I and III incorporate by reference certain information to be included in Registrant's definitive Information Statement relating to action taken by written consent of the Board of Directors and Majority Stockholders, which Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14C on or before August 7, 1998.

PART I

Item 1.  Business

General

  Milastar Corporation ("Milastar" and sometimes the "Company") sells special metallurgical services to a diversified list of manufacturers primarily located in the greater Midwest and New England regions. The customer base manufactures a variety of mechanical end-products and customarily outsources (subcontracts) the processing of some components incorporated in those end-products. The menu of special processing services performed include metallurgical engineering, heat treating, brazing and surface finishing.

  Milastar owns one wholly-owned subsidiary; Flame Metals Processing Corporation ("Flame Metals") located in Minnesota. New England Metal Treating Corporation ("NEMT") located in Auburn, Massachusetts is a wholly-owned subsidiary of Flame Metals.

  Flame Metals and its subsidiary generate 100% of Milastar's consolidated net sales, which flow from the sale of a variety of subcontract services to industrial customers. These special services include metallurgical-related processing involving the heating and cooling of metal products under controlled conditions in order to restructure the molecular property of such products to achieve specified characteristics. The following primary categories of services accounted for more than 15 percent of total net sales in fiscal 1998, 1997 and 1996:

                              1998         1997         1996
  Harden - Neutral/Case        61%          60%          53%
  Salt Bath Nitriding          26%          26%          29%

  Flame Metals' customer list includes more than 800 firms generally classified as manufacturers. The customer furnishes all direct materials and components processed for their account. These parts are then heat treated, primarily to achieve a certain hardness or surface finish, in preparation of the metal parts for their designated use. The Company does not have any customer accounting for more than 10 percent of total net sales.

  Flame Metals' operating assets were acquired by Milastar in May 1985.
Flame Metals has since been expanded by a succession of acquisitions of complementary businesses. The initial acquisition was consummated in October 1988 when Milastar directly acquired certain assets of Northwest Engineering Labs, Inc. ("Northwest") located in Minneapolis, MN. The second acquisition was consummated in November 1991 when Flame Metals directly acquired certain assets and assumed certain liabilities from Getchell Steel Treating Company, Inc. located in Bloomington, MN. The third acquisition occurred in April 1996 when Flame Metals directly acquired certain assets and assumed certain liabilities from New England Metal Treating Inc. located in Auburn, Massachusetts. Flame Metals operates this entity as the wholly owned subsidiary, New England Metal Treating Corporation. The fourth acquisition occurred in March 1998 when Flame Metals directly acquired certain assets and assumed certain liabilities from Twin City Steel Treating, Inc. located in Rogers, MN for a net purchase price of approximately $628,000. This acquired company competed directly with Flame Metals in the greater Minneapolis-St. Paul market; nevertheless, this acquisition broadened market coverage, added metal treating capabilities and expanded production capacity.

  The Company has three plants located in the Minneapolis-St. Paul, Minnesota area and one plant in Massachusetts. These facilities include
Flame Metals - St. Louis Park, MN (35,000 sq. ft. owned),
Flame Metals - Bloomington, MN (35,000 sq. ft. leased) and
Flame Metals - Rogers, MN (33,000 sq. ft. owned). The Company's fourth plant is operated by New England Metal Treating Corporation - Auburn, MA
(9,000 sq. ft.   leased).

  Milastar earned income before income taxes of $498,000 in fiscal 1998 and incurred a loss before income taxes of $62,000 in fiscal 1997. Fiscal 1998 operating results improved primarily because of increased sales and increased labor efficiency. Net income after taxes amounted to $484,000 in fiscal
1998 and the net loss after income taxes amounted to $63,000 in fiscal 1997. Results of operations are discussed more fully in "Management's Discussion and Analysis" beginning on page 5.

  The Company's non-operating other income (expense) resulted in a net expense of $158,000 in fiscal year 1998, up $34,000 from the $124,000 in expense recorded in fiscal year 1997. Current assets as a percent of total assets amounted to 20% and 26% at April 30, 1998 and 1997, respectively.
The book value per share was $1.47 per share at April 30, 1998 compared with $1.29 per share at April 30, 1997. The bid price per share, as quoted on the OTC Electronic Bulletin Board, was $1.13 as of April 30, 1998.

Competition

  The heat treat business is highly competitive, with price, quality and consistency of service being the principal factors affecting customer preferences. Since the customers' outside manufactured product components are sensitive to freight charges, the proximity of the heat treat facility to the customers' production location is also a primary competitive factor. Thus Flame Metals' business is generally localized and, to a lesser degree, regionalized. In this regard, Flame Metals has approximately five or six metallurgical processing competitors in both the Minneapolis-St. Paul, Minnesota and Auburn, Massachusetts markets who can be classified as being competitive with Flame Metals. Some of these competitors may possess greater resources and may be more cost efficient. Nevertheless, the Company believes Flame Metals' geographical location to customers, relative price structure, processing quality and reliability, collectively, provide Flame Metals with the resources to be competitive.

Seasonality and Raw Materials

  The heat treat business is affected during the winter holiday season and midsummer due to vacations and plant shutdowns by Flame Metals' customers. Flame Metals is not materially affected by the sources or availability of raw material in that nearly all revenue is generated by services performed on customer owned products.

Corporate

  Milastar was organized under Delaware law on February 24, 1969. Its principal executive offices are located at No. 9 Via Parigi, Palm Beach, Florida 33480. Its communication numbers are: Telephone (561) 655-9590 and fax number (561) 833-7253.

Environmental

  To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, liquidity, earnings or competitive position.

Employee Relations

  The Company operates four separate plant locations and employs a total of approximately 83 employees; 40 in St. Louis Park, MN, 22 in Bloomington, MN, 13 in Rogers, MN and 8 in Auburn, MA. The Company believes the prevailing wage rates, fringe benefits and working conditions afforded its employees compare favorably with those received by employees employed by regional businesses competitive with the Company. The Company believes its employee relations are satisfactory; therefore the Company does not anticipate any labor disruption during the forthcoming fiscal 1999. Seventeen production employees at the Bloomington, MN plant are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO Local 1140. The plants in St. Louis Park, MN, Rogers, MN and Auburn, MA are not subject to a collective bargaining agreement.

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

  Flame Metals                  Rogers, MN               33,000        Owned

  Flame Metals                  Bloomington, MN          35,000       Leased

  New England Metal Treating    Auburn, MA                9,000       Leased

  The lease on the Bloomington, MN plant is a ten-year lease providing for annual rent of $72,000 per lease year in years one through five and $75,600 per lease year in years six through ten. Such rental payments are payable in monthly installments due and payable on the first day of each calendar month. The Company is obligated under the lease to pay all real estate taxes, maintenance expense and insurance. The lease is renewable and the Company has the right to purchase the leased building anytime during the lease term subject to the terms and conditions specified in the lease.

 The lease on the Auburn, MA plant is a five-year lease providing for annual rent of $46,000 adjusted each year for changes in the Consumer Price Index. Such rental payments are payable in monthly installments due and payable on the first day of each calendar month. The lease is renewable and the Company does not have a purchase option.

Item 3.

Legal Proceedings

 The Company has been party to various legal proceedings incidental to its normal operating activities. Although it is impossible to predict the outcome of such proceedings, management believes, based on the facts currently available, that none of such claims will result in losses that would have a materially adverse effect on the Company's financial condition.

Item 4.

Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of the Company's security holders during its fiscal year ended April 30, 1998.

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

                                           Positions and Offices Held with
Name                          Age             the Company and Period Held


J. Russell Duncan (1) . . .    81          Chairman of the Board; Treasurer
                                           until April 19, 1995.
L. Michael McGurk . . . . .    47          President and Chief Operating
                                           Officer since March 4, 1991;
                                           prior thereto Vice President and
                                           Secretary from April 29, 1988 to
                                           March 4, 1991. President and
                                           Treasurer of Flame Metals since
                                           April, 29 1988; prior thereto Vice
                                           President of Flame Metals from
                                           May 29, 1985 to April 29, 1988.
Dennis J. Stevermer . . . .    37          Vice President Treasurer since
                                           April 19, 1995 and Chief Financial
                                           Officer of Flame Metals since
                                           September 1993; prior thereto
                                           financial manager at Unisys
                                           from May 1, 1988 to September 1993.
Lance H. Duncan (2) . . . .    42          Secretary since March 4, 1991;
                                           prior thereto President from April
                                           29, 1988 to March 4, 1991 and
                                           Secretary from August 24, 1983 to
                                           April 29, 1988.



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

   Similar information respecting the directors of the Company will be included under the heading "Respecting the Election of Directors" in the Company's definitive Information Statement ("Information Statement") to be distributed to the stockholders of the Company and filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended, respecting notification of certain action taken by written consent in lieu of the Company's Annual Meeting of Stockholders for its 1998 fiscal year. The Company expects to file the Information Statement with the Securities and Exchange Commission on or before August 7, 1998 and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.

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

                                        Fiscal 1998      Fiscal 1997
                                       High     Low     High     Low
 First Quarter . . . . . . . . . .   $ 0.63  $ 0.50   $ 0.75  $ 0.63
 Second Quarter. . . . . . . . . .   $ 1.03  $ 0.50   $ 0.75  $ 0.69
 Third Quarter . . . . . . . . . .   $ 1.13  $ 0.82   $ 0.75  $ 0.63
 Fourth Quarter. . . . . . . . . .   $ 1.13  $ 0.94   $ 0.63  $ 0.50

  On July 10, 1998 there were approximately 5,000 holders of record of the Company's Common Stock. The Company has not paid any cash dividends in respect of its Class A Common Stock, and it is not presently anticipating paying any cash dividends, thereon, in the near term.

Item 6.

Selected Financial Data



                                              Year Ended April 30,
                                    1998     1997     1996     1995     1994
                                      (In thousands except per share data)

Net sales. . . . . . . . . . . . $ 8,261  $ 7,325  $ 6,642  $ 6,708  $ 5,307
Net income (loss). . . . . . . .     484      (63)    (254)    (614)    (960)
Net income (loss) per common
 share - basic . . . . . . . . .     .18     (.02)    (.09)    (.22)    (.35)
Net income (loss) per common
 share - diluted . . . . . . . .     .17     (.02)    (.09)    (.22)    (.35)

Financial Position:
 Total assets. . . . . . . . . .   9,022    6,093    5,902    5,315   15,042
 Short-term obligations. . . . .   1,838    1,493    1,433    1,410   10,501
 Long-term obligations . . . . .   3,172    1,072      842       40       82
 Stockholders' equity. . . . . . $ 4,012  $ 3,528  $ 3,627  $ 3,865  $ 4,459

During the periods presented, no cash dividends were declared.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company's operating results for the fiscal year ended April 30, 1998 improved as a result of higher sales activity and increased labor efficiency. This is the fourth consecutive year that Milastar has shown a significant net profit (loss) improvement.

    Milastar's primary revenues flow from metallurgical services provided by Flame Metals Processing Corporation and New England Metal Treating Corporation. The Company's management continues to increase prices and cut operating costs. The price increases, which are quoted individually according to each customer's particular specifications, are taking effect on an ongoing basis focused on low margin accounts. Significant reductions in cost of sales, including factory labor and primary production supply costs as a percentage of sales, are being accomplished. These major areas will continue to receive increased focus as the Company strives to increase equipment utilization, expand capacity and absorb fixed overhead costs.

    Milastar has net operating loss carry forwards for state and federal purposes of approximately $3,500,000 and $1,400,000, respectively, available to offset future taxable income, if any, which in the future may enhance earnings as well as cash flow. See note 4 to "Notes to Consolidated Financial Statements."

Results of Operations

Fiscal 1998 Compared to Fiscal 1997.

    Net sales for fiscal 1998 totaled $8,261,000, a 13% increase from $7,325,000 in fiscal 1997. The increase was primarily attributable to successful marketing strategies combined with a continuing strong economy.

    Cost of sales as a percentage of sales was reduced to 69% in fiscal 1998, down from 74% in fiscal 1997. The reduction reflects the ongoing efforts to increase productivity through effective use of labor and asset resources. Management continues to provide training to increase efficiency and has significantly reduced employee turnover.

    Selling, general and administrative expense decreased as a percentage of sales to 22% in fiscal 1998, down 3% from 25% in fiscal 1997. The decrease as a percent of sales is the result of overhead costs being absorbed by increased net sales.

    Total other expense amounted to $158,000 in fiscal 1998, compared with other expense of $124,000 reported in fiscal 1997. The increase was directly attributable to an increase in interest expense due to additional debt resulting from the Twin City Steel Treating, Inc. asset purchase.

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

    Total other expense amounted to $124,000 in fiscal 1997, compared with other expense of $48,000 reported in fiscal 1996. The increase was directly attributable to an increase in interest expense due to additional debt resulting from the acquisition of New England Metal Treating and the purchase of a mesh belt furnace.

Effects of Inflation

    During fiscal 1998 and 1997 the Company's monetary liabilities materially exceeded its monetary assets resulting in a net negative monetary position.
In periods in which the general price-level index is rising (inflation), it is advantageous to maintain a net negative monetary position. During periods of significant price inflation, the Company's purchasing power could be eroded if the value of the Company's underlying tangible assets fail to appreciate in value. Under such a scenario, the Company may be positioned to raise prices to offset the inflation effect and in addition take advantage of revaluation of underlying tangible assets to bolster borrowing capacity.
There is no clear correlation between the effects of inflation and the Company's earning capacity.

Liquidity and Capital Resources

    At April 30, 1998, the Company had negative working capital of $34,000 compared with $76,000 of positive working capital as of April 30, 1997, and the ratio of current assets to current liabilities was 1.0 to 1.0 and 1.1 to
1.0 at April 30, 1998 and 1997, respectively. Cash, marketable securities and current receivables represented 84% (78% at April 30, 1997) and 17% (20% at April 30, 1997) of total current assets and total assets, at April 30, 1998, respectively.

    During fiscal 1998 cash provided by operating activities amounted to $784,000 compared with cash provided of $560,000 in fiscal 1997. The Company added $656,000 to property, plant and equipment, net of the effect of the purchase of the assets of Twin City Steel Treating, in fiscal 1998 compared with $1,133,000 in the previous year. Working capital requirements for fiscal 1998 were funded primarily from available cash and cash generated from operations.

    On March 8, 1996, the Company filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses under Section 172(f) of the Internal Revenue Code in the amount of $146,300. The Company was notified in April 1996 that the IRS had allowed the carryback loss and received a refund in June 1996. Section 172(f) is an area of the tax law without substantial legal precedent or guidance. Accordingly, assurances cannot be made as to whether the IRS will later challenge the Company's entitlement to such refund. Consequently, a valuation allowance of $118,000 has been recorded in the amount of the refund net of the collection expenses which will be reimbursed if the Company's position does not withstand any such challenge and the refund is reversed.

    The Company believes it has sufficient capital resources to meet its fiscal 1999 operations and equipment acquisitions cash flow requirements.
At April 30, 1998, the Company had commitments for the purchase of production equipment of approximately $500,000.

Forward-Looking Statements

    Certain statements contained in Management's Discussion and Analysis and elsewhere in the annual report are forward-looking statements.
These statements discuss, among other things, expected growth, future revenues and future performance. The forward-looking statements are subject to risks and uncertainties, including, but not limited to, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, capital market conditions and other risks indicated in the Company's filings with the Securities and Exchange Commission. Actual results may materially differ from anticipated results described in these statements.

Year 2000

   In January 1997, the Company completed a comprehensive evaluation of its computer systems and identified those systems that could be affected by the "Year 2000" issue. An implementation plan to address this issue has been developed and it includes the replacement of the Company's present computer system with a new computer system. This new system will be both "Year 2000" compliant and more "user-friendly" and it is expected to be fully operational by December 1998. Therefore the Company does not expect its operations to be adversely affected by the "Year 2000" issue. The total cost for the new computer system and conversion efforts is estimated to be $125,000 and is being funded through operating cash flows. The Company is capitalizing the purchase of the new computer system and will capitalize or expense, where appropriate, the related conversion costs.

Milastar Corporation and Consolidated Subsidiaries
                 Auditors' Report


Item 8.  Financial Statements and Supplementary Data


         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors Milastar Corporation:

We have audited the consolidated balance sheets of Milastar Corporation and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the fiscal years in the three-year period ended April 30, 1998. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milastar Corporation and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended April 30, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick
Minneapolis,  Minnesota
June 5, 1998

      Milastar Corporation and Consolidated Subsidiaries
                      Financial Statements

                 CONSOLIDATED BALANCE SHEETS

                   April 30, 1998 and 1997

                           ASSETS

                                                    1998             1997
Current assets:
Cash and cash equivalents. . . . . . . .          164,000           71,000
Accounts and other receivables:
 Trade, less allowance for doubtful
  accounts of $50,000 in 1998 and
  35,000 in 1997 . . . . . . . . . . . .        1,311,000        1,151,000
 Other . . . . . . . . . . . . . . . . .           37,000            9,000
Inventory. . . . . . . . . . . . . . . .          153,000          185,000
Prepaid supplies and other . . . . . . .          139,000          153,000

    Total current assets . . . . . . . .        1,804,000        1,569,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .          420,000          199,000
 Buildings and improvements. . . . . . .        1,868,000          742,000
 Deposits on equipment . . . . . . . . .          279,000
 Equipment . . . . . . . . . . . . . . .        7,645,000        6,337,000
                                               10,212,000        7,278,000
  Less accumulated depreciation. . . . .       (3,475,000)      (2,825,000)
                                                6,737,000        4,453,000
Other assets:
 Non-compete agreements. . . . . . . . .          481,000           71,000

    Total assets . . . . . . . . . . . .        9,022,000        6,093,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements

                 CONSOLIDATED BALANCE SHEETS

                   April 30, 1998 and 1997

            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    1998             1997
Current liabilities:
Note payable to stockholder. . . . . . .          100,000          165,000
Current maturities of long-term debt . .          774,000          342,000
Accounts payable . . . . . . . . . . . .          321,000          426,000
Income taxes payable . . . . . . . . . .          119,000          119,000
Accrued payroll and benefits . . . . . .          243,000          243,000
Accrued real estate taxes. . . . . . . .           86,000           68,000
Other accrued liabilities. . . . . . . .          195,000          130,000

    Total current liabilities. . . . . .        1,838,000        1,493,000

Long-term debt, less current
 maturities. . . . . . . . . . . . . . .        3,172,000        1,072,000

    Total liabilities. . . . . . . . . .        5,010,000        2,565,000

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock, Class A, $.05 par
 value.  Authorized 7,500,000 shares,
 issued and outstanding 2,738,264
 shares in 1998 and 1997 . . . . . . . .          137,000          137,000
Note receivable from officer . . . . . .          (20,000)         (20,000)
Additional paid-in capital . . . . . . .        1,666,000        1,666,000
Retained earnings. . . . . . . . . . . .        2,229,000        1,745,000

   Total stockholders' equity. . . . . .        4,012,000        3,528,000

    Total liabilities and
     stockholders' equity. . . . . . . .        9,022,000        6,093,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements


            CONSOLIDATED STATEMENTS OF OPERATIONS

                Fiscal Years Ended April 30,


                                       1998             1997             1996
Net sales. . . . . . . . . . . .   8,261,000        7,325,000        6,642,000
Cost of sales. . . . . . . . . .   5,719,000        5,414,000        5,036,000

Gross profit . . . . . . . . . .   2,542,000        1,911,000        1,606,000
Selling, general and
 administrative expenses . . . .   1,851,000        1,795,000        1,754,000
Amortization of non-compete
 agreements. . . . . . . . . . .      35,000           54,000           56,000

Operating income (loss). . . . .     656,000           62,000         (204,000)

Other income (expense):
 Dividend and interest income. .      15,000            9,000           16,000
 Interest expense. . . . . . . .    (177,000)        (142,000)         (36,000)
 Net gain on sale of
  marketable securities. . . . .                       45,000
 Net gain (loss) on sale
  of property and equipment. . .       4,000          (36,000)          15,000
 Unrealized market loss on
  building held for sale . . . .                                       (43,000)
Total other income (expense) . .    (158,000)        (124,000)         (48,000)

Income (loss) before
 income taxes. . . . . . . . . .     498,000          (62,000)        (252,000)
Income tax expense . . . . . . .      14,000            1,000            2,000

Net income (loss). . . . . . . .     484,000          (63,000)        (254,000)

Net income (loss) per Class A
 common share - basic. . . . . .         .18             (.02)            (.09)

Net income (loss) per Class A
 common share - diluted. . . . .         .17             (.02)            (.09)

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                Fiscal Years Ended April 30,

                                       1998             1997             1996
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss). . . . . . .     484,000          (63,000)        (254,000)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:
   Depreciation and
    amortization . . . . . . . .     718,000          666,000          535,000
   Net loss (gain) on disposal
    of property and equipment. .      (4,000)          79,000          (15,000)
   Net loss (gain) on
    marketable securities. . . .                      (45,000)
   Unrealized market loss
    (gain) on building held
    for sale . . . . . . . . . .                      (43,000)          43,000
  Changes in operating assets
   and liabilities, net of
   effect of the purchase of
   the net assets of a business:
   Accounts and other
    receivables. . . . . . . . .      78,000         (194,000)         269,000
   Inventory . . . . . . . . . .      32,000           39,000          (32,000)
   Prepaid supplies and other. .      14,000           29,000           77,000
   Accounts payable and
    accrued expenses . . . . . .    (538,000)         (22,000)        (140,000)
   Income taxes payable. . . . .                      114,000

Net cash provided by
 operating activities. . . . . .     784,000          560,000          483,000

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Purchases of  property, plant
   and equipment, net of effect
   of the purchase of the net
   assets of a business. . . . .    (656,000)      (1,133,000)        (962,000)
  Proceeds from disposal of
   property, plant and
   equipment . . . . . . . . . .      24,000          253,000           52,000
  Proceeds from sale of
   marketable securities and
   other investments . . . . . .                       49,000
  Deposits made for equipment. .    (279,000)
  Payment for purchase of net
   assets of a business. . . . .    (174,000)                         (731,000)

Net cash used in investing
 activities. . . . . . . . . . .  (1,085,000)        (831,000)      (1,641,000)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from bank line
   of credit borrowing . . . . .                                        60,000
  Repayments on bank line
   of credit . . . . . . . . . .                      (60,000)
  Principal payments of
   long-term debt. . . . . . . .    (317,000)        (200,000)         (67,000)
  Proceeds from issuance of
   long-term debt, net of effect
   of the purchase of the net
   assets of a business. . . . .     776,000          564,000        1,018,000
   Proceeds from issuance of
    note payable - stockholder .                        6,000          100,000
   Repayments on note
    payable - stockholder. . . .     (65,000)        (112,000)        (174,000)

Net cash provided by
 financing activities. . . . . .     394,000          198,000          937,000

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS. .      93,000          (73,000)        (221,000)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR . . . . . . .      71,000          144,000          365,000

CASH AND CASH EQUIVALENTS,
 END OF YEAR . . . . . . . . . .     164,000           71,000          144,000

Supplemental disclosures of
 cash flow information:
  Cash paid during the year for:
   Interest. . . . . . . . . . .     181,000          189,000            7,000
   Income taxes. . . . . . . . .      14,000            5,000            2,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements



  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

      Fiscal Years Ended April 30, 1998, 1997 and 1996




                                            Note      Unrealized
                    Common     Common    receivable    holding    Additional
                    Stock      Stock        from       gains on     paid in       Retained
                    Shares     Amount     officer     securities    capital       earnings

Balance,
April 30, 1995 .  2,738,264    137,000     (20,000)     20,000    1,666,000     2,062,000

Unrealized
holding gains
on marketable
equity
securities . . .                                        16,000

Net loss
for 1996 . . . .                                                                 (254,000)

Balance,
April 30, 1996 .  2,738,264    137,000     (20,000)     36,000    1,666,000     1,808,000

Unrealized
holding gains
on marketable
equity
securities . . .                                       (36,000)

Net loss
for 1997 . . . .                                                                  (63,000)

Balance,
April 30, 1997 .  2,738,264    137,000     (20,000)          0    1,666,000     1,745,000

Net income
for 1998 . . . .                                                                  484,000

Balance,
April 30, 1998 .  2,738,264    137,000     (20,000)          0    1,666,000     2,229,000

Milastar Corporation and Consolidated Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Nature of business - Milastar Corporation ("Milastar" and sometimes the "Company") sells special metallurgical services to a diversified list of manufacturers primarily located in the greater Midwest and New England regions. The menu of special processing services performed include metallurgical engineering, heat treating, brazing and surface finishing. The Company extends credit to many of its customers.

               Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Flame Metals Processing Corporation ("Flame Metals") and Flame Metals' wholly owned subsidiary New England Metal Treating Corporation.
In consolidation, all significant intercompany accounts and transactions are eliminated.

               Cash and cash equivalents - The Company considers cash equivalents to include all investments purchased with an original maturity of 90 days or less.

               Marketable securities - The Company accounts for marketable securities under the provisions of Statement of Accounting Standards No.
115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115). Under Statement 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums of discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

               Inventory - Inventory is valued at the lower of cost or market utilizing costing methods that approximate the First-In-First-Out (FIFO) method.

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

               The estimated useful lives of the fixed assets are as follows:

                 Buildings . . . . . . . . . . .35 to 40 years
                 Equipment . . . . . . . . . . . 5 to 12 years
                 Vehicles. . . . . . . . . . . . 3 to 5 years

               Other assets - Other assets are comprised of one four-year non-compete agreement which is being amortized over 48 months using the straight-line method and one five-year non-compete agreement which is being amortized over 60 months using the straight-line method.

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

               Stock-based compensation - The Company adopted, on May 1, 1996, SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and provide certain pro forma information. APB Opinion No. 25 requires that compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

               Earnings per share - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share. SFAS No.
128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS No. 128 was required for financial statements issued for periods ended after December 15, 1997, including interim periods; earlier application was not permitted. The Company adopted
SFAS No. 128 during the fiscal year ended April 30, 1998.  SFAS No.
128 requires restatement of all prior-period earnings-per-share data presented.


2  ACQUISITION

               On March 16, 1998, the Company acquired certain assets and assumed certain liabilities from Twin City Steel Treating, Inc. (TCST), a commercial heat treater, located in Rogers, Minnesota. This acquisition was accounted for using the purchase method and, accordingly, the aggregate acquisition costs have been allocated to the net assets acquired based on the fair values of such assets and liabilities at the acquisition date. The operating results of this additional plant location have been included in the Company's statement of operations for fiscal 1998 from the acquisition date forward.

               The Company paid $174,000 in cash and issued a note payable to the former owner of TCST for the remainder of the purchase price.

               The assets acquired and liabilities assumed consist of the following:

         Accounts and other receivables              $     266,000
         Property, plant and equipment                   2,052,000
         Non-compete agreement                             446,000
         Accounts payable                                 (516,000)
         Long-term debt                                 (1,620,000)
               Total                                 $     628,000

               The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of fiscal 1997, after giving effect to certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and related tax effects. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.




                                              Fiscal 1998         Fiscal 1997
    Net sales                             $     10,092,000    $      9,248,000
    Net income                                     737,000             111,000
    Net income per common share - basic                .27                 .04
    Net income per common share - diluted $            .25                 .04

3  LONG-TERM DEBT

               Long-term debt consisted of the following at April 30:

                                                           1998          1997

Amount due under loan agreement
 with Phoenixcor Inc., payable in
 monthly installments of varying
 amounts, including interest at
 10.3%  through October, 2000                       $    710,000  $    834,000
Amount due under loan agreement
 with Paul J. Ricard as part of the
 purchase of NEMT, payable in annual
 installments of $50,000, without
 interest through January, 2000                          200,000       200,000
Amount due under loan agreement
 with First Mass Bank as part of the
 purchase of NEMT, payable in monthly
 installments of $9,926,including
 interest at 8.85% through April, 2000                   218,000       313,000
Amount due under loan agreement
with TCF National Bank as part of
the purchase of TCST, payable in
monthly installments of $21,896,
including interest at 8.2% through
March, 2003                                            1,042,000
Amount due under loan agreement
with TCF National Bank as part of
the purchase of TCST, payable in
monthly installments of $5,891
including interest at 9.4% through
May, 2017                                                626,000
Amount due under loan agreement
 with the Small Business
 Administration, facilitated by
 TCF National Bank, as part of the
 purchase of TCST, payable in monthly
 installments of $4,321 including
 interest at 7.4% through December, 2016                 507,000
Amount due under loan agreement with
 Marvin Schendel as part of the
 purchase of TCST, payable in monthly
 installments of $10,000, including
 interest at 8.0% through September, 2002                438,000
Capital lease obligations, secured by
 specific equipment                                      205,000        67,000
                                                       3,946,000     1,414,000
Less current maturities                                 (774,000)     (342,000)

Total long-term debt                                 $  3,172,000 $  1,072,000

               One loan agreement contains covenants which, among other things, require the Company to maintain a minimum level of tangible net worth and other financial ratios. The Company was not in compliance with the cash flow coverage ratio as of April 30, 1998. The Company received a letter from the bank that waived the default as of April 30, 1998.

               Maturities of long-term debt and capitalized lease obligations for each of the five years following April 30, 1998 are as follows:

               1999                   $     774,000
               2000                         750,000
               2001                         744,000
               2002                         419,000
               2003 and thereafter        1,259,000
               Total obligations      $   3,946,000

               Total interest expense incurred on long-term debt and capitalized lease obligations for the years ended April 30, 1998, 1997 and 1996 amounted to $158,000, $120,000 and $12,000, respectively.

4  INCOME TAXES

              Income tax expense attributable to net income (loss) from operations consists of:


                                           Current       Deferred       Total
  Year ended April 30, 1998:
    U.S. Federal                       $     7,000     $        -   $    7,000
    State and local                          7,000              -        7,000
       Total                           $    14,000     $        -   $   14,000

  Year ended April 30, 1997:
    U.S. Federal                       $         -     $        -   $        -
    State and local                          1,000              -        1,000
       Total                           $     1,000     $        -   $    1,000

  Year ended April 30, 1996:
    U.S. Federal                       $         -     $        -   $        -
    State and local
                                             2,000              -        2,000
       Total                           $     2,000     $        -   $    2,000

               The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to operations for the following reasons:


                                             1998           1997         1996

  Computed expected tax expense
   (benefit) at 34%                    $   169,600   $    (21,200) $   (85,000)
  State taxes, net of federal
   effect                                   (1,500)           700        1,000
  Dividends received deduction                   -              -         (300)
  Increase (decrease) in valuation
   allowance                              (323,900)        15,000       95,900
  Adjustments to prior year timing
   differences                             161,400              -            -
  Adjustment to net operating loss
   carryforward                                  -         10,000      (16,000)
  Other net                                  8,400         (3,500)       6,400
                                       $    14,000   $      1,000  $     2,000

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at
April 30, 1998 and 1997 are as follows:
                                      1998       1998       1997       1997
                                    Current  Non-current  Current  Non-current
  Allowance for doubtful
   accounts                       $  19,400  $       -  $  14,000  $       -
  Accrued vacation pay               13,500          -     38,300          -
  Accrued legal fees                 19,400          -          -          -
  Differences in tax and
   book depreciation of
   plant and equipment                    -   (530,300)         -   (404,300)
  Differences in tax and
   book amortization of
   intangibles                            -     22,800          -          -
  Differences in tax and
   book treatment of
   prepaid supplies                       -    (11,300)   (11,600)   (11,600)
  Foreign tax credit
   carryforward                           -     16,600          -     16,600
  Alternative minimum tax
   credit carry forwards                  -     73,500          -     74,200
  State net operating loss
   carryforward                           -    284,500          -    306,300
  Federal net operating loss
   carryforwards, net of state
   net operating loss impact              -    385,200          -    813,500
  Capital loss carryover                  -    216,100          -          -
  Other                                   -          -    (17,300)    15,200
  Total gross deferred tax asset     52,300    457,100     23,400    809,900
  Less valuation allowance          (52,300)  (457,100)   (23,400)  (809,900)
  Net deferred tax asset          $       -  $       -  $       -  $       -

               A reconciliation of the valuation allowance for deferred taxes is as follows:

                                                    1998           1997

  Valuation allowance at beginning of year     $  833,300     $  818,300
  Increase (decrease) in allowance               (323,900)        15,000
  Valuation allowance at end of year           $  509,400     $  833,300

               At April 30, 1998, the Company has net operating loss carry forwards for federal purposes of $1,400,000 which are available to offset future federal taxable income, if any, and expire between April 30, 2007 and April 30, 2012. The Company also has net operating loss carry forwards for state purposes of $3,500,000 which are available to offset future state taxable income, if any, and expire between April 30, 2007 and April 30, 2013. The Company also has federal and state alternative minimum tax credit carry forwards of approximately $73,500 which are available to reduce future federal and state regular income taxes, if any, over an indefinite period. In addition the Company also has foreign tax credit carry forwards of approximately $16,600 which are available to reduce future foreign income taxes, if any, which began to expire in 1997.

               On March 8, 1996, the Company filed Form 1139 "Corporate Application for Tentative Refund," to carry back losses under Section 172(f) of the Internal Revenue Code, for a refund amount of $146,300. The Company was notified in April 1996 that the IRS had allowed the carryback loss and it received a refund in June 1996. Section 172(f) is an area of the tax law without substantial legal precedent or guidance. Accordingly, assurances cannot be made as to whether the IRS would later challenge the Company's entitlement to such refund.
Consequently, a reserve of $118,000 has been recorded in the amount of the refund net of the collection expenses which will be reimbursed if the Company's position does not withstand any such challenge and the refund is reversed.

5  OPTIONS

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

6  STOCK OPTION PLAN

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

               Transactions for 1998, 1997 and 1996 are as follows:
                                             1998          1997          1996

  Options outstanding May 1                273,666       273,666       156,666
  Granted                                   95,000                     230,333
  Exercised
  Canceled                                                             113,333
  Options outstanding at April 30          368,666       273,666       273,666
  Weighted average exercise
   price at April 30                      $  .6380      $  .6640      $  .6640
  Option price range at April 30          $  .5625      $  .5625      $  .5625
                                               to            to            to
                                             .9609         .9609         .9609
  Options exercisable at April 30          368,666       273,666       273,666
  Options available for grant
   at April 30



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

                                             1998          1997          1996
Net income (loss) - as reported       $   484,000    $  (63,000)  $  (254,000)
Net income (loss) - pro forma         $   464,000    $  (63,000)  $  (299,000)
Net income (loss) per
 share - basic - as reported          $       .18    $     (.02)  $      (.09)
Net income (loss) per
 share - basic - pro forma            $       .17    $     (.02)  $      (.10)

               The pro forma amounts may not be representative of the effects on reported net incone (loss) for future years. The per share, weighted-average fair value of each option granted during 1998 was $0.53 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the following years:

                                             1998          1997          1996
  Dividend yield                               0%            0%            0%
  Expected volatility                         59%            0%           67%
  Risk-free interest rate                    6.0%            0%          6.0%
  Expected lives                           5 years       0 years       5 years



               At April 30, 1998, the weighted average remaining contractual life of the outstanding options was 5.5 years.

7  RELATED PARTY TRANSACTIONS

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

               Total interest income related to this note for the fiscal years ended April 30, 1998, 1997 and 1996 amounted to $3,000, $2,000 and $2,000, respectively.

Notes Payable

               During fiscal 1995 the Company entered into a series of note payable transactions which at April 30, 1998 had a balance of $0, including accrued interest, payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bore an interest rate of 8% and were payable on demand. The Company classified the notes payable as a current liability. Total interest expense related to this note payable for the fiscal years ended April 30, 1998, 1997 and 1996 was $5,000, $13,000 and $23,000, respectively.

               During fiscal 1996 the Company entered into a $100,000 note payable to L. Michael McGurk, President, Chief Operating Officer and a director of the Company. The note bears an interest rate of 8.7% and is payable on demand. The Company classifies the note payable as a current liability. Total interest expense related to this note payable for the fiscal years ended April 30, 1998, 1997 and 1996 was $9,000, $9,000 and $1,000, respectively.




8  INCOME (LOSS)  PER COMMON SHARE

               The following table presents a reconciliation of the denominators used in the computation of income (loss) per common share - basic and income (loss) per common share - diluted for the years ended April 30, 1998, 1997 and 1996:

                                             1998          1997          1996
Weighted shares of Class A
 Stock outstanding - basic               2,738,264     2,738,264     2,738,264
Weighted shares of Class A
 Stock assumed upon exercise
 of stock options                          196,941
Weighted shares of Class A
 Stock outstanding - diluted             2,935,205     2,738,264     2,738,264

               For fiscal years 1997 and 1996, stock options were excluded from the above calculation due to their anti-dilutive effect.

9  OPERATING LEASE COMMITMENTS

               Leased property is comprised of Company automobiles, plant equipment and two buildings. The buildings represent the majority of future minimum rental payments. The leases are renewable and provides for the Company to pay all real estate taxes and maintenance expenses.


               Future minimum rental payments under noncancellable operating leases, excluding real estate taxes, are as follows:

               1999         $     155,000
               2000               152,000
               2001               144,000
               2002                64,000
               2003                12,000
               Thereafter           7,000
                            $     534,000

               Total rent expense, excluding real estate taxes, for the fiscal years ended April 30, 1998, 1997 and 1996 was $203,000, $207,000 and
$161,000, respectively.



10  COMMITMENTS AND CONTINGENCIES

               The Company has been party to various legal proceedings incidental to its normal operating activities. Although it is impossible to predict the outcome of such proceedings, management believes, based on the facts currently available, that none of such claims will result in losses that would have a materially adverse effect on the Company's financial condition.

               At April 30, 1998, the Company had commitments outstanding to purchase production equipment of approximately $500,000.


Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                PART III

Item 10.

Directors and Executive Officers of the Registrant

  Certain of the information respecting Registrant's executive officers required by this Item is set forth under the caption "Executive Officers of Registrant" in Part I. Other information respecting the executive officers, as well as the required information for directors, will be contained in the Information Statement, and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.

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

Item 13.

Certain Relationships and Related Transactions

  Certain information required by this Item is set forth under the caption "Related Party Transactions" in Part II, Item 8, Note 7. Other information required by this Item will be contained in the Information Statement, and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.

PART IV

Item 14.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

                                                                   Page No.
  1. Financial Statements
      Auditors' Report                                                8
      Consolidated Balance Sheets at April 30, 1998 and 1997        9 - 10
      Consolidated Statements of Operations for
       the three years ended April 30, 1998                          11
      Consolidated Statements of Cash Flows for
       the three years ended April 30, 1998                          12
      Consolidated Statements of Changes in
       Stockholders' Equity for the
       three years ended April 30, 1998                              13
      Notes to Consolidated Financial Statements                   14 - 22

  2.  Financial Statement Schedules
      Schedule VIII-Valuation and Qualifying Accounts                25

      Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

  3.  Exhibits                                                       24

Milastar Corporation and Consolidated Subsidiaries

                     INDEX TO EXHIBITS

Exhibit
  No.      Description

  3.1 Certificate of Incorporation, as amended, a copy of which was filed as Exhibit (1) to Registrant's Registration Statement on Form 10 dated August 27, 1970 and, by this reference, such
            Exhibit is incorporated herein

  3.2 By-laws, as amended a copy of which was filed as Exhibit 3.2 to Registrant's Form 10-K dated for the fiscal year ended April 30, 1998 and, by this reference, such Exhibit is incorporated herein

  3.3 Certificate of Amendment to Certificate of Incorporation, a copy of which was filed as Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1984 and, by this reference, such Exhibit is incorporated herein

  3.4      Certificate of Amendment to Restated Certificate of
            Incorporation a copy of which was filed as Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1987 and, by this reference, such Exhibit is incorporated herein

  3.5 Certificate of Amendment to Certificate of Incorporation of Milastar Corporation, a copy of which was filed as Exhibit
            3.5 to Registrant's Form 10-Q for the quarter ended January 31, 1989 and, by this reference, such Exhibit is incorporated herein

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

 10.4      Executive Employment Agreement dated as of April 30, 1997
            by and between Registrant and J. Russell Duncan

 10.5       Asset Purchase Agreement dated as of March 16, 1998,
             between Registrant and Twin City Steel Treating Inc., a copy of which was filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated March 27, 1998 and, by this reference, such Exhibit is incorporated herein

 21.1       List of Significant Subsidiaries

                      Subsidiary                      State ofIncorporation
            Flame Metals Processing Corporation             Delaware
            New England Metal Treating Corporation       Massachusetts

      (b)   Reports on Form 8-K:

            Form 8-K dated March 27, 1998 reporting the asset
             purchase of Twin City Steel, Inc. and, by this reference, incorporated herein.

Milastar Corporation and Consolidated Subsidiaries



               Schedule VIII

      VALUATION AND QUALIFYING ACCOUNTS




                        Balance                                       Balance
                     at beginning                                      at end
                        of year      Additions    Deductions (1)      of year

Allowance for doubtful accounts:

   April 30, 1998   $    35,000    $    21,000     $   6,000      $   50,000

   April 30, 1997   $    37,000    $     8,000     $  10,000      $   35,000

   April 30, 1996   $    26,000    $    24,000     $  13,000      $   37,000

   (1)  Direct write-off of accounts deemed uncollectible.

Milastar Corporation and Consolidated Subsidiaries

                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




                                                 MILASTAR CORPORATION
                                                     (REGISTRANT)



                                              By:   /s/ J. RUSSELL DUNCAN
                                                        J. Russell Duncan
                                                      Chairman of the Board
                                                      Dated:  July 29, 1998



  Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated this report of the Registrant and in the capacities indicated on July 24, 1998.





        /s/ J. RUSSELL DUNCAN                 /s/ L. MICHAEL McGURK
            J. Russell Duncan,                    L. Michael McGurk
 Chairman of the Board, Chief Executive    President, Chief Operating Officer
       Officer and Director                         and Director






         /s/ DENNIS J. STEVERMER              /s/ LANCE H. DUNCAN
             Dennis J. Stevermer                  Lance H. Duncan
          Vice President Treasurer,
           Principal Financial                   Secretary and Director
          and Accounting Officer


Exhibit 3.2

               RESTATED BYLAWS
                      OF
             MILASTAR CORPORATION

                   ARTICLE I

                   OFFICES

     SECTION l. REGISTERED OFFICE. The registered office shall be established and maintained at the office of The
Corporation Trust Company, in the City of Wilmington, in the County of New Castle, in the State of Delaware, and said corporation shall be the registered agent of this corporation.

     SECTION 2.  OTHER OFFICES.  The corporation may
have other offices, either within or without the State of Delaware at such place or places as the Board of Directors may from time-to-time appoint or the business of the corporation may require.

                  ARTICLE II

           MEETING OF STOCKHOLDERS

     SECTION l. MEETINGS. All meetings of stockholders, including annual meetings for the election of directors shall be held at such time, and on such date and at such place, either within or without the State of Delaware, as shall be determined by the Chairman of the Board or the Board of Directors, acting pursuant to Section 4 of this Article II. In the event the Chairman of the Board or the Board of Directors fails to so determine the time, date and place of meeting the annual meeting of stockholders shall be held at the registered office of the corporation in Delaware at the hour of eleven thirty o'clock A.M., on the second Thursday in August of each year. If the date of the annual meeting shall fall upon a legal holiday, the meeting shall be held on the next succeeding business day. At each annual meeting, the stockholders entitled to vote shall elect a Board of Directors and may transact such other business as may properly come before the meeting. In lieu of holding an annual meeting, the Chairman of the Board or the Board of Directors may allow a written consent that meets the requirements of Section 228 of the Delaware General Corporation
Law to serve as the meeting.

     SECTION 2. VOTING. Except as otherwise required by the Certificate of Incorporation, each stockholder at every meeting of stockholders shall be entitled to one vote for each share of the capital stock of the corporation held by such stockholder. Except as otherwise required by the laws of the State of Delaware or by the Certificate of Incorporation, all matters submitted to a vote at all meetings of stockholders shall be decided by a majority vote.

     SECTION 3. QUORUM. Except as otherwise required by the laws of the State of Delaware, or by the Certificate of Incorporation, the presence in person, or by proxy of stockholders having the right to cast a majority of the votes upon the matters to be acted upon at any meeting of stockholders, shall constitute a quorum for such meeting. In case a quorum shall not be present at any meeting, the officer entitled to preside at such meeting shall have the power to adjourn the meeting by announcing that such meeting has been adjourned to another specified time, date and place.

     SECTION 4.  CALL OF MEETINGS.  Except as otherwise
required by the laws of the State of Delaware or the Certificate of Incorporation, either the Chairman of the Board, by written notice to the Secretary, or the Board of Directors, by resolution, shall have the power to call special meetings of the stockholders and shall have the power to determine that the annual meeting of stockholders shall be held at a time, on a date, or at a place other than the time, date and place specified in Section l of this Article
II. Any such notice or resolution shall state the time, date, place and purpose or purposes of the meeting.

     SECTION 5.  NOTICES OF MEETINGS.  Except as
otherwise required by the laws of the State of Delaware or the Certificate of Incorporation, the Secretary shall give written notice of the annual or any special meetings to the holders of the Common Stock of the corporation not less than ten nor more than fifty days before the date of a meeting, which notice shall specify the time, date and place of the meeting and the purpose or purposes for which the meeting is being held.

                 ARTICLE III

                  DIRECTORS

     SECTION l. NUMBER. The number of directors which shall constitute the whole board shall initially be four, but such number may be increased or decreased, from time to time, by resolution of the Board of Directors, to not less than three nor more than seven.

     SECTION 2.  REMOVAL.  Any director or directors may
be removed either for or without, cause at any time by the affirmative vote of that number of directors which constitutes a majority of the then whole Board of Directors.

     SECTION 3.  VACANCIES.  Vacancies on the board, and
newly created directorships resulting from any increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the directors then in office, although less than a quorum, or by a sole remaining director.

     SECTION 4.  POWERS.  The Board of Directors shall
exercise all of the powers of the corporation except such as are by law, or by the Certificate of Incorporation of the corporation or by these Bylaws conferred upon or reserved to the stockholders.

     SECTION 5.  COMMITTEES.  The Board of Directors
may, by resolution or resolutions passed by a majority of the whole board, designate one or more committees, each committee to consist of two or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation.

     SECTION 6. MEETINGS. If a quorum shall be present, a newly elected Board of Directors may hold its first meeting, without notice, immediately after the annual meeting of stockholders. Regular meetings of the Board of Directors may be held, without notice, at such Places and times as shall be determined, from time to time, by resolution of the Board of Directors. Special meetings of the Board of Directors may be called by the Chairman of the Board and shall be called by the Chairman of the Board or Secretary on the written request of any two directors. Notice of the date, time and place of each special meeting of the Board of Directors shall be mailed to each director at least two (2) days prior to the meeting; or if notice is delivered by telephone, telegraph, fax, or by electronic mail ("E-Mail") or in person, at least twenty-four (24) hours prior thereto; provided that no notice of any meeting need be given to any director while the director is in the Armed Forces of the United States. Unless required by law, the notice need not state the purpose of the meeting. No notice is required if the meeting has been announced at a previous meeting.

     SECTION 7. QUORUM. A majority of the directors shall constitute a quorum for the transaction of business. If at any meeting of the board there shall be less than a quorum present, a majority of those present may adjourn the meeting from time to time until a quorum is obtained, and no further notice thereof need be given other than by announcement at the meeting which shall be so adjourned.

     SECTION 8.  ACTION WITHOUT MEETING.  Any
action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all of the members of the board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of the board or committee.

                  ARTICLE IV

                   OFFICERS

     SECTION l. OFFICERS. The officers of the corporation shall be a Chairman of the Board, a President, a Secretary and a Treasurer, all of whom shall be elected by the Board of Directors and who shall hold office until their successors are elected or qualified. In addition, the Board of Directors may elect one or more Vice Presidents and such Assistant Secretaries and Assistant Treasurers as they may deem proper. The Chairman of the Board and President shall be a director, but none of the other officers of the corporation need be directors. The officers shall be elected at the first meeting of the Board of Directors after each annual meeting. Two or more offices may be held by the same person.

     SECTION 2.  CHAIRMAN OF THE BOARD.  The
Chairman of the Board shall be the chief executive officer of the corporation and shall be responsible for formulating general policies and programs for the corporation for submission to the Board of Directors, and for carrying out the programs and policies approved by the Board of Directors. The Chairman of the Board shall preside at all meetings of the stockholders and of the Board of Directors at which he shall be present and he shall be, ex officio, a member of all standing committees. He shall supervise the activities of the President, and, in the absence or disability of the President, or in the event that for any reason it is impracticable for the President to act personally he shall have the powers and duties of the President. The Chairman shall have the power to sign and execute in the name of the corporation all bonds, deeds, mortgages, leases and other contracts and instruments, except in any case where the signing and execution thereof has been delegated to some other officer or agent of the corporation. The Chairman of the Board shall also have such other powers and duties as shall be assigned to him by the Board of Directors.

     SECTION 3.  PRESIDENT.  The President shall be the
chief administrative officer of the corporation and shall have general supervision over the business and operations of the corporation. He shall have the power to sign and execute in the name of the corporation all bonds, deeds, mortgages, leases and other contracts and instruments. In the absence or disability of the Chairman of the Board, or in the event that for any reason it is impracticable for the Chairman to act personally, the President shall have the powers and duties of the Chairman, including the responsibility to preside at all meetings of stockholders and of the Board of Directors in the absence of the Chairman of the Board. In the performance of all of the duties hereunder, the President shall be subject to the supervision of, and shall report to, the Chairman of the Board. The President shall also have such other powers and duties as shall be assigned to him by the Chairman of the Board or the Board of Directors.

     SECTION 4.  VICE PRESIDENTS.  The Vice Presidents
shall have the power to sign and execute in the name of the corporation all bonds, deeds, mortgages, leases and other contracts and instruments. The Vice Presidents shall also have such other powers and duties as shall be assigned to them by the Chairman of the Board, the President or the Board of Directors, and they shall be subject to the supervision of, and shall report to, the Chairman of the Board and the President.

     SECTION 5.  THE SECRETARY.  The Secretary shall
give, or cause to be given, notice of all meetings of stockholders and directors, and all other notices required by law or by these
Bylaws.   He shall record all the proceedings of the meetings of the corporation and of the directors in a proper corporate minute book. He shall also perform such other duties as may be assigned to him by the Chairman of the Board, the President or the Board of Directors.

     SECTION 6.  ASSISTANT SECRETARIES.  An Assistant
Secretary (or in the event there be more than one Assistant
Secretary, the Assistant Secretaries in the order designated by the Board of Directors, or in the absence of any designation, then in the order of their election) shall in the absence of the Secretary, or in the event that for any reason it is impracticable for the Secretary to act, shall have the powers and the duties of the Secretary.

     SECTION 7.  TREASURER.  The Treasurer shall be the
chief financial officer of the corporation. He shall have the custody of the corporate funds and securities and shall keep full and accurate account of receipts and disbursements in books belonging to the corporation. He shall deposit all monies and other valuables in the name and to the credit of the corporation as may be ordered by the Board of Directors, or the President, taking proper vouchers for such disbursements. He shall render to the President and Board of Directors at the regular meetings of the Board of Directors, or whenever they may request it, an account of all his transactions as Treasurer and of the financial condition of the corporations. If required by the Board of Directors, he shall give the corporation a bond for the faithful discharge of his duties in such amount and with such surety as the Board shall prescribe.
The Treasurer shall also perform such other duties as may be assigned to him by the Chairman of the Board, the President or the Board of Directors.

     SECTION 8. CONTROLLER. The Controller shall be the chief accounting officer of the corporation and shall have general supervision over the keeping of the books of account and other financial records of the corporation. In the performance of all the duties hereunder, the Controller shall be subject to the supervision of, and shall report to, the President and the Treasurer. The Controller shall also have such other powers and duties as shall be assigned to him by the Chairman of the Board, President and Treasurer.

     SECTION 9.  ASSISTANT TREASURERS.  The Assistant
Treasurer (or in the event there be more than one Assistant Treasurer, the Assistant Treasurers in the order designated by the Board of Directors, or in the absence of any designation, then in the order of their election) shall in the absence of the Treasurer, or in the event that for any reason it is impracticable for the Treasurer to act, shall have the powers and the duties of the Treasurer.

                  ARTICLE V

               INDEMNIFICATION

     SECTION 1.  The corporation shall have the right to
indemnify any director, officer, employee or agent of the corporation to the fullest extent permitted by law. Without limiting the foregoing, the following provisions shall also be applicable.

     SECTION 2. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that the person is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with such action suit or proceeding if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person's conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendre or its equivalent, shall not, of itself create a presumption that the person did not act in good faith and in a manner which the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that the person's conduct was unlawful.

     SECTION 3. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in it favor by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by the person in connection with the defense or settlement of such action or suit if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of the person's duty to the corporation unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

     SECTION 4.  To the extent that a director, officer,
employee or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Sections l and 2, or in defense of any claim, issue or matter therein, such person shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by such person in connection therewith.

     SECTION 5.  Any indemnification under Sections 2 and 3
(unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director officer, employee, or agent is proper in the circumstances because the person has met the applicable standard of conduct set forth in Sections 2 and 3. Such determination shall be made (l) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if so directed by a majority vote of a quorum of directors whether or not such quorum consists of directors who were not parties to such action, suit or proceeding), by independent legal counsel in a written opinion, or
(3) by the stockholders.

     SECTION 6. Expenses (including attorneys' fees) incurred by an officer or director in defending any civil, criminal, administrative or investigative action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount unless it shall ultimately be determined that such person is entitled to be indemnified by the corporation as authorized in this
Article V. Such expenses (including attorneys' fees) incurred by other employees and agents may be paid upon such terms and conditions, if any, as the Board of Directors deems appropriate.

     SECTION 7.  The indemnification and advancement of
expenses provided by this Article V shall not be exclusive of any other rights of indemnification, whether existing at the time of the adoption of this Article V or hereafter, to which those indemnified may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to he a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person. Each person who is or becomes a director, officer, employee or agent as aforesaid shall be deemed to have served or to have continued to serve in such capacity in reliance upon the indemnity herein provided for in this Article V.

     SECTION 8. The directors may authorize the purchase and maintenance of insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred by such person in any capacity, or arising out of such person's status as such, whether or not the corporation would have the power to indemnify such person against such liability under the provisions of this Article V or otherwise.

     SECTION 9. For purposes of this Article V, references to "the corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under this section with respect to the resulting or surviving corporation as such person would have with respect to such constituent corporation if its separate existence had continued.

     SECTION 10. For purposes of this Article V, references to "other enterprises" shall include employee benefits; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; and references to "serving at the request of the corporation" shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner such person reasonably believed to be in the interest of the participants and beneficiaries of any employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the corporation" as referred to in this section.

                  ARTICLE VI

                MISCELLANEOUS

     SECTION l. CERTIFICATES OF STOCK. Certificates of stock, signed by the Chairman of the Board, President or any Vice President, and the Treasurer or an Assistant Treasurer, or Secretary or an Assistant Secretary, shall be issued to each stockholder certifying the number of shares owned by him in the corporation;
the signatures of such officers may be facsimiles. When such certificates are countersigned (l) by a transfer agent other than the corporation or its employee, or, (2) by a registrar other than the corporation or its employee, the signatures of such agents may be facsimiles.

     SECTION 2.  LOST CERTIFICATES.  A new certificate
of stock may be issued in the place of any certificate theretofore issued by the corporation, alleged to have been lost or destroyed, and the directors may, in their discretion, require the owner of the lost or destroyed certificate, or his legal representatives, to give the corporation a bond, in such sum as they may direct, not exceeding double the value of the stock, to indemnify the corporation against any claim that may be made against it on account of the alleged loss of any such certificate, or the issuance of any such new certificate.

     SECTION 3.  TRANSFER OF SHARES.  The shares of
stock of the corporation shall be transferable only upon its books by holders thereof in person or by their duly authorized attorneys or legal representatives, and upon such transfer the old certificates shall be surrendered to the corporation by the delivery thereof to the person in charge of the stock and transfer books and ledgers, or to such other person as the directors may designate, by whom they shall be cancelled, and new certificates shall thereupon be issued.
A record shall be made of each transfer and whenever a transfer shall be made for collateral security and not absolutely, it shall be so expressed in the entry of the transfer.

     SECTION 4. DIVIDENDS. Subject to the provisions of the Certificate of Incorporation, the Board of Directors may, out of funds legally available therefore, at any regular or special meeting, declare dividends upon the capital stock of the corporation as and when they deem expedient.

     SECTION 5.  SEAL.  The corporation shall not have a
corporate seal.

     SECTION 6.  FISCAL YEAR.  The fiscal year of the
corporation shall be determined by resolution of the Board of Directors.

     SECTION 7. CHECKS All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents of the corporation, and in such manner as shall be determined from time-to-time by resolution of the Board of Directors.

     SECTION 8.  NOTICE AND WAIVER OF NOTICE.
Whenever any notice is required by these Bylaws to be given, personal notice is not meant unless expressly so stated, and any notice so required shall be deemed to be sufficient if given by depositing the same in the United States mail, postage prepaid, addressed to the person entitled thereto at his address as it appears on the records of the corporation, and such notice shall be deemed to have been given on the day of such mailing. Stockholders not entitled to vote shall not be entitled to receive notice of any meetings except as otherwise required by the laws of the State of Delaware.

     Whenever any notice whatever is required to be given under the provisions of any law, or under the provisions of the Certificate of Incorporation or the corporation or these Bylaws, a waiver thereof in writing signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                 ARTICLE VII

                  AMENDMENTS

     These Bylaws may be made, altered, amended or repealed by resolution of the Board of Directors.