Form 10-Q
period 1998-07-31
MILASTAR CORP
filed 1998-09-14
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended July 31, 1998

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


At July 31, 1998, 2,738,264 shares of common stock of the Registrant were issued and outstanding.



  MILASTAR CORPORATION AND SUBSIDIARIES



PART I

Item 1. Financial Statements

    The condensed financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 1998.

    The condensed financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments
(consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company for the periods presented.


              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                    July 31,       April 30,
                                                      1998           1998
Current assets:
Cash and cash equivalents. . . . . . . .            423,000         164,000
Accounts receivable:
 Trade, less allowance for doubtful
 accounts of $57,000 (July 31, 1998)
 and $50,000 (April 30, 1998). . . . . .          1,185,000       1,311,000
 Other . . . . . . . . . . . . . . . . .             12,000          37,000
Inventory. . . . . . . . . . . . . . . .            181,000         153,000
Prepaid expenses and other . . . . . . .            190,000         139,000

    Total current assets . . . . . . . .          1,991,000       1,804,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .            420,000         420,000
 Buildings and improvements. . . . . . .          1,912,000       1,868,000
 Deposits on Equipment . . . . . . . . .                            279,000
 Equipment . . . . . . . . . . . . . . .          8,520,000       7,645,000
                                                 10,852,000      10,212,000
  Less accumulated depreciation. . . . .         (3,698,000)     (3,475,000)
                                                  7,154,000       6,737,000
Other assets:
 Non-compete agreements. . . . . . . . .            412,000         481,000

    Total assets . . . . . . . . . . . .          9,557,000       9,022,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable to stockholders. . . . . .            100,000         100,000
Current maturities of long-term debt . .            713,000         774,000
Accounts payable . . . . . . . . . . . .            498,000         321,000
Income taxes payable . . . . . . . . . .            119,000         119,000
Accrued payroll and benefits . . . . . .            285,000         243,000
Accrued real estate taxes. . . . . . . .             90,000          86,000
Other accrued liabilities. . . . . . . .            208,000         195,000

    Total current liabilities. . . . . .          2,013,000       1,838,000

Long-term debt,
 less current maturities . . . . . . . .          3,368,000       3,172,000

    Total liabilities. . . . . . . . . .          5,381,000       5,010,000

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock,  $.05 par value;
 Authorized 7,500,000 shares, issued
 and outstanding 2,728,264 shares at
 July 31, 1998 and April 30, 1998. . . .            137,000         137,000
Note receivable from officer . . . . . .            (20,000)        (20,000)
Additional paid-in capital . . . . . . .          1,666,000       1,666,000
Retained earnings. . . . . . . . . . . .          2,393,000       2,229,000

   Total stockholders' equity. . . . . .          4,176,000       4,012,000

   Total liabilities and
    stockholders' equity . . . . . . . .          9,557,000       9,022,000

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended July 31,
                                (Unaudited)

                                                     1998            1997

Net Sales. . . . . . . . . . . . . . . .          2,344,000       2,241,000
Cost of Sales. . . . . . . . . . . . . .          1,641,000       1,496,000

Gross margin . . . . . . . . . . . . . .            703,000         745,000

Selling general and administrative
 expenses. . . . . . . . . . . . . . . .            462,000         489,000
Amortization of non-compete agreement. .             22,000           6,000

Operating income . . . . . . . . . . . .            219,000         250,000

Other income (expense):
 Dividend and interest income. . . . . .              3,000           2,000
 Interest expense. . . . . . . . . . . .            (86,000)        (35,000)
 Other . . . . . . . . . . . . . . . . .             31,000

  Total other income (expense) . . . . .            (52,000)        (33,000)

Income before provision for
 income taxes. . . . . . . . . . . . . .            167,000         217,000
Provision for income taxes . . . . . . .              3,000           2,000


Net income . . . . . . . . . . . . . . .            164,000         215,000

Net income per Class A
 common share - basic. . . . . . . . . .                .06             .08

Net income per Class A
 common share - diluted. . . . . . . . .                .06             .08

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended July 31,
                           (Unaudited)


                                                     1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) . . . . . . . . . . .            164,000         215,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization . . . .            245,000         176,000

  Changes in operating assets and
   liabilities:
   Accounts receivable . . . . . . . . .            151,000         (54,000)
   Inventory . . . . . . . . . . . . . .            (28,000)          4,000
   Prepaid supplies and other assets . .            (51,000)        (15,000)
   Accounts payable and accrued
    expenses . . . . . . . . . . . . . .            236,000         (82,000)

 Net cash provided by operating
  activities . . . . . . . . . . . . . .            717,000         244,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant
  and equipment. . . . . . . . . . . . .           (640,000)       (163,000)

 Net cash used in investing
  activities . . . . . . . . . . . . . .           (640,000)       (163,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of
  long-term debt . . . . . . . . . . . .            485,000         155,000
 Principal payments on long-term debt. .           (303,000)        (64,000)

 Net cash provided by financing
  activities . . . . . . . . . . . . . .            182,000          91,000

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . .            259,000         172,000

CASH AND CASH EQUIVALENTS BALANCE
 AT BEGINNING OF YEAR. . . . . . . . . .            164,000          71,000

CASH AND CASH EQUIVALENTS BALANCE
 AT END OF THE FIRST QUARTER . . . . . .            423,000         243,000


Supplemental disclosures of cash flow information:
 Cash paid during the first quarter for:
  Interest . . . . . . . . . . . . . . . .           86,000          33,000

  Income taxes . . . . . . . . . . . . . .            3,000           2,000


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

   Principles of consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Flame Metals Processing Corporation ("Flame Metals") and Flame
Metals' wholly owned subsidiary New England Metal Treating
Corporation ("New England Metals"). In consolidation, all significant intercompany accounts and transactions are eliminated.

   Cash and cash equivalents The Company considers cash equivalents to include all investments purchased with an original maturity of 90 days or less.

   Marketable securities The Company accounts for marketable securities under the provisions of Statement of Accounting Standards
No. 115, Accounting for Certain Investments in Debt and Equity
Securities (Statement 115). Under Statement 115, the Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums of discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

   Inventory Inventory is valued at the lower of cost or market utilizing costing methods that approximate the First-In-First-Out (FIFO) method.

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

   The estimated useful lives of the fixed assets are as follows:

                 Buildings . . . . . . . . . . . 35 to 40 years
                 Equipment . . . . . . . . . . . 5 to 12 years
                 Vehicles. . . . . . . . . . . . 3 to 5 years

  Other assets At July 31, 1998, other assets is comprised of one five-year non-compete agreement which is being amortized over 60 months using the straight-line method. At April 30, 1998, other assets were comprised one four-year non-compete agreement which was being amortized over 48 using the straight-line method and one five-year non-compete agreement which was being amortized over 60 months using the straight-line method.

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

  Stock-based compensation   The Company adopted, on May 1,
1996, SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and provide certain pro forma information. APB Opinion No. 25 requires that compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Earnings per share   In February 1997, the Financial Accounting
Standards Board issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share. SFAS No.
128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS No. 128 was required for financial statements issued for periods ended after December 15, 1997, including interim periods; earlier application was not permitted. The Company adopted
SFAS No. 128 during the fiscal year ended April 30, 1998. SFAS No. 128 requires restatement of all prior-period earnings-per-share data presented.




2  RELATED PARTY TRANSACTIONS

       Notes Receivable

       In fiscal 1993, with the encouragement of the Company, Michael McGurk, President, Chief Operating Officer and a director of the Company bought 15,000 shares of Milastar Class A Common Stock and entered into a note agreement with the Company to finance this purchase. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 1999. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note. Total interest income related to this note for both fiscal quarters ended July 31, 1998 and 1997 was $600.

       Notes Payable

       During fiscal 1995 the Company entered into a series of note payable transactions which at July 31, 1998 and April 30, 1998 had a balance of $0, including accrued interest, payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bore an interest rate of 8% and were payable on demand. The Company classified the notes payable as a current liability. Total interest expense related to this note payable for the fiscal quarters ended July 31, 1998 and 1997 was $0 and $1,500, respectively.

       During fiscal 1996 the Company entered into a $100,000 note payable to L. Michael McGurk, President, Chief Operating Officer and a director of the Company. The note bears an interest rate of 8.7% and is payable on demand. The Company classifies the note payable as a current liability. Total interest expense related to this note payable for both fiscal quarters ended July 31, 1998 and 1997 was $2,100.

3  INCOME TAXES

       The Company has provided for current income taxes on earnings at the appropriate statutory state and federal rates applicable to such earnings, and any deviation is solely the result of book/tax differences arising mainly from the recognition of tax depreciation expense.


4  INCOME PER COMMON SHARE

       The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the quarters ended July 31, 1998 and 1997:


                                              Three Months Ended July  31,

                                                    1998         1997
Weighted shares of Class A Stock
 outstanding - basic. . . . . . . . . .          2,738,264    2,738,264

Weighted shares of Class A Stock
 assumed upon exercise of stock
 options. . . . . . . . . . . . . . . .            163,872       84,118

Weighted shares of Class A Stock
 outstanding - diluted. . . . . . . . .          2,902,136    2,822,382



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months Ended July 31, 1998 as Compared with the Three
Months Ended July 31, 1997. The Company recorded sales of $2,344,000 during the first quarter of fiscal year 1999 as compared with $2,241,000 for the same period last year, a $103,000 (4%) increase. The sales increase was primarily attributable to additional production capacity as a result of the March 1998 acquisition of the Rogers, Minnesota production plant.

     Cost of sales of $1,641,000 (70% of net sales) during the first quarter of fiscal year 1999 increased $145,000 (10%) from $1,496,000 (67% of net sales) for the same period a year earlier. The increase is the result of additional costs associated with the operation and the installation of new furnaces at the Rogers, Minnesota plant. Management believes that once the installations are complete, the cost of sales ratio will return to previous levels. Gross margin decreased to $703,000 as compared with $745,000 for the prior year first quarter.

     Selling, general and administrative (SG&A) expenses of $462,000
(20% of net sales) decreased $27,000 (6%) from $489,000 (22% of net sales) for the same period a year earlier. The decrease in SG&A expenses as a percentage of sales is primarily attributable to a reduction in legal expenses. Management's goal is to reduce or hold constant
SG&A expenses while increasing sales.

     The Company recorded operating income of $219,000 in the first quarter of fiscal 1999 as compared with operating income of $250,000 recorded in the prior year first quarter. The decrease in operating income in the first quarter of fiscal year 1999 is primarily attributable to higher costs of sales at the Rogers, Minnesota plant.

     Total other expense amounted to $52,000 in the first quarter of fiscal 1999 as compared with other expense of $33,000 in the first quarter of last year. Other expense in both first quarters was primarily due to interest expense, with the current quarter expense being off-set by a $31,000 favorable adjustment related to the valuation of a non-compete agreement.

     The Company recorded net income of $164,000 in the first quarter of fiscal 1999 as compared with net income of $215,000 in the prior year first quarter. The decrease in net income in the current quarter was primarily attributable to the additional cost of sales associated with the Rogers, Minnesota production plant.


Liquidity and Capital Resources

     At July 31, 1998, the Company had negative working capital of $22,000 compared with $34,000 of negative working capital at April 30, 1998 and the ratio of current assets to current liabilities was 1.0 to 1.0 at both July 31, 1998 and April 30, 1998. Cash, marketable securities and other investments and current receivables represented 81% (84% at April 30, 1998) and 17% (17% at April 30, 1998) of total current assets and total assets, respectively. During the first quarter of fiscal 1999, net cash provided by operating activities amounted to $717,000 compared to $244,000 provided by operating activities in the first quarter of fiscal 1998. Working capital requirements for the first quarter of fiscal 1999 were funded primarily from available cash, cash generated from operations and issuance of debt.



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

                                                 Dated: September 8, 1998