Form 10-Q
period 1999-01-31
MILASTAR CORP
filed 1999-03-10
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                      FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1999
    Commission File Number: 0-5105




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

At January 31, 1999, 2,738,264 shares of common stock of the Registrant were issued and outstanding.






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



              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                    January 31,    April 30,
                                                      1999           1998
Current assets:
Cash and cash equivalents. . . . . . . .            46,000         164,000
Accounts receivable:
 Trade, less allowance for doubtful
 accounts of $41,000 (January 31, 1999)
 and $50,000 (April 30, 1998). . . . . .          1,193,000       1,311,000
 Other . . . . . . . . . . . . . . . . .             13,000          37,000
Inventory. . . . . . . . . . . . . . . .            190,000         153,000
Prepaid expenses and other . . . . . . .            168,000         139,000

    Total current assets . . . . . . . .          1,610,000       1,804,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .            420,000         420,000
 Buildings and improvements. . . . . . .          1,954,000       1,868,000
 Deposits on Equipment . . . . . . . . .                            279,000
 Equipment . . . . . . . . . . . . . . .          9,018,000       7,645,000
                                                 11,392,000      10,212,000
  Less accumulated depreciation. . . . .         (4,145,000)     (3,475,000)
                                                  7,247,000       6,737,000
Other assets:
 Non-compete agreements. . . . . . . . .            369,000         481,000

    Total assets . . . . . . . . . . . .          9,226,000       9,022,000


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable to stockholders. . . . . .            90,000          100,000
Current maturities of long-term debt . .            713,000         774,000
Accounts payable . . . . . . . . . . . .            407,000         321,000
Income taxes payable . . . . . . . . . .            119,000         119,000
Accrued payroll and benefits . . . . . .            270,000         243,000
Accrued real estate taxes. . . . . . . .             88,000          86,000
Other accrued liabilities. . . . . . . .            175,000         195,000

    Total current liabilities. . . . . .          1,862,000       1,838,000

Long-term debt,
 less current maturities . . . . . . . .          3,010,000       3,172,000

    Total liabilities. . . . . . . . . .          4,872,000       5,010,000

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock,  $.05 par value;
 Authorized 7,500,000 shares, issued
 and outstanding 2,728,264 shares at
 January 31, 1999 and April 30, 1998. . . .         137,000         137,000
Note receivable from officer . . . . . .            (20,000)        (20,000)
Additional paid-in capital . . . . . . .          1,666,000       1,666,000
Retained earnings. . . . . . . . . . . .          2,571,000       2,229,000

   Total stockholders' equity. . . . . .          4,354,000       4,012,000

   Total liabilities and
    stockholders' equity . . . . . . . .          9,226,000       9,022,000

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                             Three Months Ended         Nine Months Ended
                                                 January 31,               January 31,
                                             1999          1998        1999          1998

   Net Sales . . . . . . . . . . . . . .   2,040,000    1,689,000    6,783,000    6,054,000
   Cost of Sales . . . . . . . . . . . .   1,459,000    1,279,000    4,748,000    4,234,000

   Gross margin. . . . . . . . . . . . .     581,000      410,000    2,035,000    1,820,000
   Selling general and administrative
    expenses . . . . . . . . . . . . . .     472,000      370,000    1,399,000    1,321,000
   Amortization of non-compete
    agreements . . . . . . . . . . . . .      22,000        6,000       66,000       18,000

   Operating income. . . . . . . . . . .      87,000       34,000      570,000      481,000

   Other income (expense):
    Dividend and interest income . . . .       1,000        6,000        6,000       11,000
    Interest expense . . . . . . . . . .     (86,000)     (36,000)    (262,000)    (107,000)
    Other            . . . . . . . . . .       4,000                    35,000
   Total other income (expense). . . . .     (81,000)     (30,000)    (221,000)     (96,000)

   Income before income taxes . . . . .        6,000        4,000      342,000      378,000
   Provision for income taxes.  . . . .        2,000        2,000        7,000        7,000

   Net income        . . . . . . . . . .       4,000        2,000      342,000      378,000

   Net income per common share-basic . .         .00          .00          .12          .14

   Net income per common share-diluted .         .00          .00          .12          .13

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months Ended January 31,
                           (Unaudited)


                                                        1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income       . . . . . . . . . . . . . . . .     342,000        378,000
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization . . . . . . . . .     736,000        525,000

  Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . .     142,000        261,000
   Inventory . . . . . . . . . . . . . . . . . . .     (37,000)        49,000
   Prepaid supplies and other assets . . . . . . .     (29,000)         2,000
   Accounts payable and accrued expenses . . . . .      95,000       (245,000)

  Net cash provided by operating activities. . . .   1,249,000        970,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment . . .  (1,180,000)      (541,000)

  Net cash used in investing activities. . . . . .  (1,180,000)      (541,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt . . . .      485,000       155,000
  Principal payments on long-term debt . . . . . .     (672,000)     (201,000)

  Net cash provided by financing activities. . . .     (187,000)      (46,000)

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS . . . . . . . . . . . . . . . . . .     (118,000)      383,000
CASH AND CASH EQUIVALENTS BALANCE AT BEGINNING
   OF YEAR . . . . . . . . . . . . . . . . . . . .      164,000        71,000
CASH AND CASH EQUIVALENTS BALANCE AT END OF
   THE THIRD QUARTER . . . . . . . . . . . . . . .       46,000       454,000

Supplemental disclosures of cash flow information:
  Cash paid during the first three quarters for:
    Interest. . . . . . . . . . . . . . . . . .         262,000       105,000

    Income taxes. . . . . . . . . . . . . . . .           7,000         7,000

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

  The estimated useful lives of the fixed assets are as follows:

           Buildings     35 to 40 years

           Equipment     5 to 12 years

           Vehicles      3 to 5 years


  Other assets At January 31, 1999, other assets is comprised of one five-year non-compete agreement which is being amortized over 60 months using the straight-line method. At April 30, 1998, other assets were comprised one four-year non-compete agreement which was being amortized over 48 using the straight-line method and one five-year non-compete agreement which was being amortized over 60 months using the straight-line method.

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




2    RELATED PARTY TRANSACTIONS

     Notes Receivable

     In fiscal 1993, with the encouragement of the Company, Michael McGurk, President, Chief Operating Officer and a director of the Company bought 15,000 shares of Milastar Class
A Common Stock and entered into a note agreement with the Company to finance this purchase. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 1999. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A
Common Stock as collateral for the note. Total interest income related to this note for both fiscal quarters ended January 31, 1999 and 1998 was $600.

     Notes Payable

     During fiscal 1995 the Company entered into a series of note payable transactions which at January 31, 1999 and April
30, 1998 had a balance of $0, including accrued interest, payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bore an interest rate of 8% and were payable on demand. The Company classified the notes payable as a current liability. Total interest expense related to this note payable for the fiscal quarters ended January 31, 1999 and 1998 was $0 and $1,500, respectively.

     During fiscal 1996 the Company entered into a $100,000 note, which at January 31, 1999 had a balance of $90,000, payable to L. Michael McGurk, President, Chief Operating
Officer and a director of the Company. The note bears an interest rate of 8.7% and is payable on demand. The Company classifies the note payable as a current liability. Total interest expense related to this note payable for the fiscal quarters ended January 31, 1999 and 1998 was $2,100 and $2,100, respectively.

3     INCOME TAXES

     The Company has provided for current income taxes on earnings at the appropriate statutory state and federal rates applicable to such earnings, and any deviation is solely the result of book/tax differences arising mainly from the recognition of tax depreciation expense.


4    INCOME PER COMMON SHARE

     The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the quarters ended January 31, 1999 and 1997:

                                                Three Months Ended
                                                   January  31,
                                                   1998      1998

Weighted shares of Class
A Stock outstanding - basic                    2,738,264   2,738,264

Weighted shares of Class A Stock assumed
  upon exercise of stock options                104,736     170,460

Weighted shares of Class A Stock
  outstanding - diluted                        2,843,000   2,908,724






Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Three Months Ended January 31, 1999 as Compared with the Three Months Ended January 31, 1998. The Company recorded sales of $2,040,000 during the third quarter of fiscal year 1999 as compared with $1,689,000 for the same period last year, a $351,000 (21%) increase. The sales increase was primarily attributable to additional production capacity as a result of the March 1998 acquisition of the Rogers, Minnesota production plant.

     Cost of sales of $1,459,000 (72% of net sales) during the third quarter of fiscal year 1999 increased $180,000 (14%) from $1,279,000 (76% of net sales) for the same period a year earlier. The dollar value increase is the result of additional costs associated with the operation of the Rogers, Minnesota plant. Gross margin increased to $581,000 as compared with $410,000 for the prior year third quarter.

     Selling, general and administrative (SG&A) expenses of $472,000 (23% of net sales) increased $102,000 (28%) from
$370,000 (22% of net sales) for the same period a year earlier. The increase in SG&A expenses is primarily attributable to additional costs associated with the Rogers, Minnesota plant. Management's goal is to reduce or hold constant SG&A expenses while increasing sales.

     The Company recorded operating income of $87,000 in the third quarter of fiscal 1999 as compared with operating income of $34,000 recorded in the prior year third quarter. The increase in operating income in the third quarter of fiscal year 1999 is primarily attributable to higher sales at the Rogers, Minnesota plant.

     Total other expense amounted to $81,000 in the third quarter of fiscal 1999 as compared with other expense of $30,000 in the third quarter of last year. Other expense in both third quarters was primarily due to interest expense.
The Company recorded net income of $4,000 in the third quarter of fiscal 1999 as compared with net income of $2,000 in the prior year third quarter.

     Nine Months Ended January 31, 1999 Compared to Nine
Months Ended January 31, 1998. The Company recorded sales of $6,783,000 during the first three quarters of fiscal 1999 as compared to $6,054,000 for the same period last year, a $729,000 (12%) increase. The sales increase was primarily attributable to additional production capacity as a result of the March 1998 acquisition of the Rogers, Minnesota production plant.

     Cost of sales of $4,748,000 (70% of net sales) increased $514,000 (12%) from $4,234,000 (70% of net sales) for the same period a year earlier. The increase is the result of additional costs associated with the operation of the Rogers, Minnesota plant. Gross margin increased to $2,035,000 compared to $1,820,000 in the prior year first three quarters.

     Selling, general and administrative expenses of $1,399,000 in the first three quarters of fiscal 1999 (21% of net sales) increased $78,000 (6%) from $1,321,000 (22% of net sales) recorded during the first three quarters of fiscal 1998. The increase is primarily due to additional costs associated with the Rogers, Minnesota plant.

     The Company recorded operating income of $570,000 in the first three quarters of fiscal 1999 as compared to operating income of $481,000 recorded in the same period last year.
Higher operating income was primarily caused by higher sales revenues.

     Total other expense amounted to $221,000 in the first three quarters of fiscal 1999 compared to other expense of $96,000 in the same period last year. The increase was primarily due to higher interest expense off-set by a $31,000 favorable adjustment related to the valuation of a non-compete agreement.

     The Company recorded a net income in the first three quarters of fiscal 1999 of $342,000 compared to net income of $378,000 in the first three quarters of the prior year. The decrease in net income is primarily due to increased interest expense.

Liquidity and Capital Resources

     At January 31, 1999, the Company had negative working capital of $252,000 compared with $34,000 of negative working capital at April 30, 1998 and the ratio of current assets to current liabilities was 0.9 to 1.0 at January 31, 1999 and 1.0 to 1.0 April 30, 1998. Cash and current receivables represented 78% (84% at April 30, 1998) and 14% (17% at April 30, 1998) of total current assets and total assets, respectively. During the first three quarters of fiscal 1999, net cash provided by operating activities amounted to $1,249,000 compared to $970,000 provided by operating activities in the first three quarters of fiscal 1998. Working capital requirements for the first three quarters of fiscal 1999 were funded primarily from available cash, cash generated from operations and issuance of debt.




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

     Dated: March 10, 1999