Form 10-K
period 1999-04-30
MILASTAR CORP
filed 1999-07-30
CIK 66544

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1999
    Commission File Number: 0-5105

                       MILASTAR CORPORATION
      (Exact name of registrant as specified in its charter)

    DELAWARE
    13-2636669
    (State or other jurisdiction of
    (I.R.S. Employer
    incorporation or organization)
    Identification No.)


    7317 West Lake Street, Minneapolis, MN
    55426
    (Address of principal executive offices)
    (Zip code)

Registrant's telephone number, including area code (612) 929-4774

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on July 9, 1999 was $2,823,000 based upon the bid price of the Class A common stock as quoted on OTC Electronic Bulletin Board. On that date there were 2,738,264 shares of Class A Common Stock issued and outstanding.
               Documents Incorporated by Reference

Parts I and III incorporate by reference certain information to be included in Registrant's definitive Information Statement relating to action taken by written consent of the Board of Directors and Majority Stockholders, which Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14C on or before August 6, 1999.



                              PART I

Item 1.  Business

    General

    Milastar Corporation ("Milastar" and sometimes the "Company") sells special metallurgical services to a diversified list of manufacturers primarily located in the greater Midwest and New England regions. The customer base manufactures a variety of mechanical end-products and customarily out sources (subcontracts) the processing of some components incorporated in those end-products. The menu of special processing services performed include metallurgical engineering, heat treating, brazing and surface finishing.

    Milastar owns the wholly-owned subsidiary; Flame Metals Processing Corporation ("Flame Metals") located in Minnesota. New England Metal Treating Corporation ("NEMT") located in Auburn, Massachusetts is a wholly-owned subsidiary of Flame Metals.

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

    Flame Metals' operating assets were acquired by Milastar in May 1985. Flame Metals has since been expanded by a succession of acquisitions of complementary businesses. The initial acquisition was consummated in October 1988 when Milastar directly acquired certain assets of Northwest Engineering Labs, Inc. ("Northwest") located in Minneapolis, MN. The second acquisition was consummated in November 1991 when Flame Metals directly acquired certain assets and assumed certain liabilities from Getchell Steel Treating Company, Inc. located in Bloomington, MN. The third acquisition occurred in April
1996 when Flame Metals directly acquired certain assets and assumed certain liabilities from New England Metal Treating Inc. located in Auburn, Massachusetts. Flame Metals operates this entity as the wholly owned subsidiary, New England Metal Treating Corporation. The fourth acquisition occurred in March 1998 when Flame Metals directly acquired certain assets and assumed certain liabilities from Twin City Steel Treating Company, Inc.
located in Rogers, MN.

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

    Milastar earned a profit before income taxes of $474,000 in fiscal 1999 and $498,000 in fiscal 1998. Net income after taxes amounted to $462,000 in fiscal 1999 and $484,000 in fiscal 1998. Results of operations are discussed more fully in "Management's Discussion and Analysis" beginning on page 5.

    The Company's non-operating other income (expense) resulted in a net expense of $333,000 in fiscal year 1999, up $175,000 from the $158,000 in expense recorded in fiscal year 1998. Current assets as a percent of total assets amounted to 19% and 20% at April 30, 1999 and 1998, respectively. The book value per share was $1.63 per share at April 30, 1999 compared with $1.47 per share at April 30, 1998. The bid price per share, as quoted on the OTC Electronic Bulletin Board, was $0.44 as of April 30, 1999.

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

    Corporate

    Milastar was organized under Delaware law on February 24, 1969. Its principal executive offices are located at 7317 West Lake Street, Minneapolis, MN 55426. Its communication numbers are: Telephone (612) 929-4774 and fax number (612) 925-0572.

    Environmental

    To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, liquidity, earnings or competitive position.

    Employee Relations

    The Company operates four separate plant locations and employs a total of approximately 78 employees; 39 in St. Louis Park, MN, 20 in Bloomington, MN, 11 in Rogers, MN and 8 in Auburn, MA. The Company believes the prevailing wage rates, fringe benefits and working conditions afforded its employees compare favorably with those received by employees employed by regional businesses competitive with the Company. The Company believes its employee relations are satisfactory; therefore the Company does not anticipate any labor disruption during the forthcoming fiscal 2000. Eighteen production employees at the Bloomington, MN plant are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO Local 1140. The plants in St. Louis Park, MN, Rogers, MN and Auburn, MA are not subject to a collective bargaining agreement.

Item 2.  Properties

    The Company believes that its property and equipment are well maintained, in good working condition, and are adequately insured.

    Executive Offices

    At the end of fiscal 1999, the Company moved its corporate headquarters from No. 9 Via Parigi, Palm Beach, Florida to 7317 West Lake Street, Minneapolis, Minnesota.




    Flame Metals

    Flame Metals owns or leases four industrial properties as listed below:


            ACTIVITY               LOCATION          SIZE (SQ. FT.)   STATUS

  Flame Metals - Plant 1        St. Louis Park, MN       35,000        Owned

  Flame Metals - Plant 2        Rogers, MN               33,000        Owned

  Flame Metals - Plant 3        Bloomington, MN          35,000       Leased

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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of the Company's security holders during its fiscal year ended April 30, 1999.


Executive Officers of the Company

    The following table sets forth with respect to each executive officer of the Company his name, age and all positions and offices with the Company held by him since May 1, 1994. Unless otherwise indicated in the table below, all positions and offices indicated have been continuously held since May 1,
1994.  All executive officers serve at the will of the Board of Directors
until their successors are duly appointed and qualified.   Mr. J. Russell
Duncan, Chairman of the Board and a director of the Company, is the father of Mr. Lance H. Duncan, Secretary and a director of the Company. With the foregoing exception, no family relationship exists among the directors or officers of the Company.




                                           Positions and Offices Held with
Name                          Age             the Company and Period Held


J. Russell Duncan (1) . . .    82          Chairman of the Board; Treasurer
                                           until April 19, 1995
L. Michael McGurk . . . . .    48          President and Chief Operating
                                           Officer
Dennis J. Stevermer . . . .    38          Vice President Treasurer since
                                           April 19, 1995 and Chief Financial
                                           Officer of Flame Metals since
                                           September 1993
Lance H. Duncan (2) . . . .    43          Secretary

(1) Mr. J. Russell Duncan is Chairman and a director of Sound Techniques, Inc. (audio-video production studios) and has otherwise been engaged in private investment activities since 1988 and prior thereto was Chairman of the Board of Steego Corporation and Director of other public companies.

(2) Mr. Lance H. Duncan is President and Chief Operating Officer of Sound Techniques, Inc. (audio-video production studios) and has been engaged in private investment activities for more than the past five years.

    Similar information respecting the directors of the Company will be included under the heading "Respecting the Election of Directors" in the Company's definitive Information Statement ("Information Statement") to be distributed to the stockholders of the Company and filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended, respecting notification of certain action taken by written consent in lieu of the Company's Annual Meeting of Stockholders for its 1999 fiscal year. The Company expects to file the Information Statement with the Securities and Exchange Commission on or before August 6, 1999 and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.




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

                                       Fiscal 1999      Fiscal 1998
                                       High     Low     High     Low
 First Quarter . . . . . . . . . .   $ 1.06  $ 0.75   $ 0.63  $ 0.50
 Second Quarter. . . . . . . . . .   $ 0.81  $ 0.56   $ 1.03  $ 0.50
 Third Quarter . . . . . . . . . .   $ 0.56  $ 0.44   $ 1.13  $ 0.82
 Fourth Quarter. . . . . . . . . .   $ 0.63  $ 0.38   $ 1.13  $ 0.94


    On July 9, 1999 there were approximately 4,000 holders of record of the Company's Common Stock. The Company has not paid any cash dividends in respect of its Class A Common Stock, and it is not presently anticipating paying any cash dividends, thereon, in the near term.





Item 6.  Selected Financial Data


                                              Year Ended April 30,
                                    1999     1998     1997     1996     1995
                                      (In thousands except per share data)

Net sales. . . . . . . . . . . . $ 9,119  $ 8,261  $ 7,325  $ 6,642  $ 6,708
Net income (loss). . . . . . . .     462      484      (63)    (254)    (614)
Net income (loss) per common
 share - basic . . . . . . . . .     .17      .18     (.02)    (.09)    (.22)
Net income (loss) per common
 share - diluted . . . . . . . .     .16      .17     (.02)    (.09)    (.22)

Financial Position:
 Total assets. . . . . . . . . .   9,165    9,022    6,093    5,902    5,315
 Short-term obligations. . . . .   1,926    1,838    1,493    1,433    1,410
 Long-term obligations . . . . .   2,765    3,172    1,072      842       40
 Stockholders' equity. . . . . . $ 4,474  $ 4,012  $ 3,528  $ 3,627  $ 3,865

During the periods presented, no cash dividends were declared.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview

    The Company's operating results for the fiscal year ended April 30, 1999 showed a 10% increase in sales and a 5% decrease in after tax profit. The higher sales are the result of the Company's most recent acquisition and the lower profit is due to higher interest expenses from the additional debt of that same acquisition.

    Milastar's primary revenues flow from metallurgical services provided by Flame Metals Processing Corporation and New England Metal Treating Corporation. Significant progress continues to be made in reducing factory labor, energy costs and primary production supplies as a percentage of sales. These major areas will continue to receive increased focus as the Company strives to increase equipment utilization, expand capacity and absorb fixed overhead costs.

   Milastar has net operating loss carry forwards for state and federal purposes of approximately $3,000,000 and $1,000,000, respectively, available to offset future taxable income, if any, which in the future may enhance earnings as well as cash flow. See note 5 to "Notes to Consolidated Financial
Statements."


         Results of Operations

    Fiscal 1999 Compared to Fiscal 1998. Net sales for fiscal 1999 totaled $9,119,000, a 10% increase from $8,261,000 in fiscal 1998. The increase was primarily attributable to additional production capacity as a result of the March 1998 acquisition of the Rogers, MN facility.

    Cost of sales as a percentage of sales was 69% in both fiscal 1999 and 1998. Gross profit increased by $304,000, from $2,542,000 in fiscal 1998 to $2,846,000 in fiscal 1999. The increase in gross profit is the result of a combination of higher sales and the proportionately increased costs associated with the operation of the Rogers, MN plant.


    Selling, general and administrative expense decreased as a percentage of sales to 21% in fiscal 1999, down 1% from 22% in fiscal 1998. The decrease as a percent of sales is the result of overhead costs being absorbed by increased net sales.

    Total other expense amounted to $333,000 in fiscal 1999, compared with other expense of $158,000 reported in fiscal 1998. The increase was directly attributable to an increase in interest expense due to additional debt resulting from the acquisition of the Rogers, MN facility.

    Fiscal 1998 Compared to Fiscal 1997. Net sales for fiscal 1998 totaled $8,261,000, a 13% increase from $7,325,000 in fiscal 1997. The increase was primarily attributable to successful marketing strategies combined with a continuing strong economy.

    Cost of sales as a percentage of sales was reduced to 69% in fiscal 1998, down from 74% in fiscal 1997. The reduction reflects the ongoing efforts to increase productivity through effective use of labor and asset resources. Management continued to provide training to increase efficiency and had significantly reduced employee turnover.

    Selling, general and administrative expense decreased as a percentage of sales to 22% in fiscal 1998, down 3% from 25% in fiscal 1997. The decrease as a percent of sales was the result of overhead costs being absorbed by increased net sales.

    Total other expense amounted to $158,000 in fiscal 1998, compared with other expense of $124,000 reported in fiscal 1997. The increase was directly attributable to an increase in interest expense due to additional debt resulting from the Twin City Steel Treating, Inc. asset purchase.

         Effects of Inflation

    During fiscal 1999 and 1998 the Company's monetary liabilities materially exceeded its monetary assets resulting in a net negative monetary position. In periods in which the general price-level index is rising (inflation), it is advantageous to maintain a net negative monetary position. During periods of significant price inflation, the Company's purchasing power could be eroded if the value of the Company's underlying tangible assets fail to appreciate in value. Under such a scenario, the Company may be positioned to raise prices to offset the inflation effect and in addition take advantage of revaluation of underlying tangible assets to bolster borrowing capacity. There is no clear correlation between the effects of inflation and the Company's earning capacity.

         Liquidity and Capital Resources

    At April 30, 1999, the Company had negative working capital of $158,000 compared with $34,000 of negative working capital as of April 30, 1998, and the ratio of current assets to current liabilities was 0.9 to 1.0 and 1.0 to
1.0 at April 30, 1999 and 1998, respectively. Cash and current receivables represented 82% (84% at April 30, 1998) and 16% (17% at April 30, 1998) of total current assets and total assets, at April 30, 1999, respectively.

    During fiscal 1999 cash provided by operating activities amounted to $1,315,000 compared with cash provided of $784,000 in fiscal 1998. The significant increase in operating cashflow is primarily the result of fiscal 1998 being adversely impacted by the payment of certain assumed payables following the acquisition of Twin City Steel Treating Company, Inc. The Company added $1,194,000 to property, plant and equipment in fiscal 1999 compared with $656,000 in the previous year. Working capital requirements for fiscal 1999 were funded primarily from available cash and cash generated from operations.

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

    The Company believes it has sufficient capital resources to meet its fiscal 2000 operations and equipment acquisitions cash flow requirements.

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

         Year 2000

    Management is devoting significant resources throughout the company to minimize the risk of potential disruption from year 2000 issues related to computers or other equipment with date-sensitive software and embedded chip systems. If we, or our significant customers, suppliers or other third parties fail to correct year 2000 issues, our ability to operate our business could be adversely affected.

       We have completed the assessment, inventory and implementation of year 2000 issues on all of our information systems infrastructure and assets. Information systems that were year 2000 deficient have been modified, upgraded or replaced and tested for compliance. Based on assessments and testing to date, we do not expect the financial impact of addressing internal system year 2000 issues will be material to our financial position, results of operations or cash flows. Total costs were approximately $150,000 and was funded through operating cash flows.

   We have developed contingency plans in the event that a significant supplier or third party failure disrupts our operations. These contingency plans will not guarantee that circumstances beyond our control will not adversely impact our operations. However, these plans will continue to be evaluated and modified through the year 2000 transition period as additional information becomes available.

         Market Risks

   The Company is exposed to certain market risks with its $500,000 line of credit of which $100,000 is outstanding at April 30, 1999. The line bears interest at an bank's reference rate plus .25%.
Milastar Corporation and Consolidated Subsidiaries
Auditors' Report





Item 8.  Financial Statements and Supplementary Data


                   INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Milastar Corporation:

We have audited the consolidated balance sheets of Milastar Corporation and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, cash flows and changes in stockholders' equity and comprehensive income/(loss) for each of the fiscal years in the three-year period ended April 30, 1999. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milastar Corporation and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended April 30, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP


Minneapolis,  Minnesota
June 4, 1999

      Milastar Corporation and Consolidated Subsidiaries
                      Financial Statements

                 CONSOLIDATED BALANCE SHEETS

                   April 30, 1999 and 1998

                           ASSETS

                                                    1999             1998
Current assets:
Cash and cash equivalents. . . . . . . .           19,000          164,000
Accounts and other receivables:
 Trade, less allowance for doubtful
  accounts of $50,000 in 1999 and
  50,000 in 1998 . . . . . . . . . . . .        1,408,000        1,311,000
 Other . . . . . . . . . . . . . . . . .           14,000           37,000
Inventory. . . . . . . . . . . . . . . .          167,000          153,000
Prepaid supplies and other . . . . . . .          159,000          139,000

    Total current assets . . . . . . . .        1,767,000        1,804,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .          420,000          420,000
 Buildings and improvements. . . . . . .        2,145,000        1,868,000
 Deposits on equipment . . . . . . . . .                           279,000
 Equipment . . . . . . . . . . . . . . .        8,314,000        7,645,000
                                               10,879,000       10,212,000
  Less accumulated depreciation. . . . .       (3,831,000)      (3,475,000)
                                                7,048,000        6,737,000
Other assets:
 Non-compete agreements, net of
   accumulative amortization of
   $96,000 and $61,000 respectively. . .          350,000          481,000

    Total assets . . . . . . . . . . . .        9,165,000        9,022,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements

                 CONSOLIDATED BALANCE SHEETS

                   April 30, 1999 and 1998

            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    1999             1998
Current liabilities:
Note payable to stockholder. . . . . . .                           100,000
Note payable to bank . . . . . . . . . .          100,000
Current maturities of long-term debt . .          792,000          774,000
Accounts payable . . . . . . . . . . . .          321,000          321,000
Income taxes payable . . . . . . . . . .          121,000          119,000
Accrued payroll and benefits . . . . . .          332,000          243,000
Accrued real estate taxes. . . . . . . .          106,000           86,000
Other accrued liabilities. . . . . . . .          154,000          195,000

    Total current liabilities. . . . . .        1,926,000        1,838,000

Long-term debt, less current
 maturities. . . . . . . . . . . . . . .        2,765,000        3,172,000

    Total liabilities. . . . . . . . . .        4,691,000        5,010,000

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock, Class A, $.05 par
 value.  Authorized 7,500,000 shares,
 issued and outstanding 2,738,264
 shares in 1999 and 1998 . . . . . . . .          137,000          137,000
Note receivable from officer . . . . . .          (20,000)         (20,000)
Additional paid-in capital . . . . . . .        1,666,000        1,666,000
Retained earnings. . . . . . . . . . . .        2,691,000        2,229,000

   Total stockholders' equity. . . . . .        4,474,000        4,012,000

    Total liabilities and
     stockholders' equity. . . . . . . .        9,165,000        9,022,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements


            CONSOLIDATED STATEMENTS OF OPERATIONS

                Fiscal Years Ended April 30,


                                       1998             1998             1997
Net sales. . . . . . . . . . . .   9,119,000        8,261,000        7,325,000
Cost of sales. . . . . . . . . .   6,273,000        5,719,000        5,414,000

Gross profit . . . . . . . . . .   2,846,000        2,542,000        1,911,000
Selling, general and
 administrative expenses . . . .   1,954,000        1,851,000        1,795,000
Amortization of non-compete
 agreements. . . . . . . . . . .      85,000           35,000           54,000

Operating income . . . . . . . .     807,000          656,000           62,000

Other income (expense):
 Dividend and interest income. .       8,000           15,000            9,000
 Interest expense. . . . . . . .    (346,000)        (177,000)        (142,000)
 Net gain on sale of
  marketable securities. . . . .                                        45,000
 Net gain on settlement
  of non-compete agreement . . .      54,000
 Net gain (loss) on sale
  of property and equipment. . .     (49,000)           4,000          (36,000)
 Unrealized market loss on
  building held for sale . . . .
Total other income (expense) . .    (333,000)        (158,000)        (124,000)

Income (loss) before
 income taxes. . . . . . . . . .     474,000          498,000          (62,000)
Income tax expense . . . . . . .      12,000           14,000            1,000

Net income (loss). . . . . . . .     462,000          484,000          (63,000)

Net income (loss) per Class A
 common share - basic. . . . . .         .17              .18             (.02)

Net income (loss) per Class A
 common share - diluted. . . . .         .16              .17             (.02)

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                Fiscal Years Ended April 30,

                                       1999             1998             1997
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss). . . . . . .     462,000          484,000          (63,000)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:
   Depreciation and
    amortization . . . . . . . .     895,000          718,000          666,000
  Net gain on settlement
    of non-compete agreement . .     (54,000)
  Net loss (gain) on disposal
    of property and equipment. .      49,000           (4,000)          79,000
   Net loss (gain) on
    marketable securities. . . .                                       (45,000)
   Unrealized market loss
    (gain) on building held
    for sale . . . . . . . . . .                                       (43,000)
  Changes in operating assets
   and liabilities, net of
   effect of the purchase of
   the net assets of a business:
   Accounts and other
    receivables. . . . . . . . .     (74,000)          78,000         (194,000)
   Inventory . . . . . . . . . .     (14,000)          32,000           39,000
   Prepaid supplies and other. .     (20,000)          14,000           29,000
   Accounts payable and
    accrued expenses . . . . . .      69,000         (538,000)         (22,000)
   Income taxes payable. . . . .       1,000                           114,000

Net cash provided by
 operating activities. . . . . .   1,314,000          784,000          560,000

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Purchases of  property, plant
   and equipment, net of effect
   of the purchase of the net
   assets of a business. . . . .  (1,194,000)        (656,000)      (1,133,000)
  Proceeds from disposal of
   property, plant and
   equipment . . . . . . . . . .      39,000           24,000          253,000
  Proceeds from sale of
   marketable securities and
   other investments . . . . . .                                        49,000
  Deposits made for equipment. .                     (279,000)
  Payment for purchase of net
   assets of a business. . . . .                     (174,000)

Net cash used in investing
 activities. . . . . . . . . . .  (1,155,000)      (1,085,000)        (831,000)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds (repayments) from
   bank line of credit . . . . .     100,000                           (60,000)
  Principal payments of
   long-term debt. . . . . . . .    (789,000)        (317,000)        (200,000)
  Proceeds from issuance of
   long-term debt, net of effect
   of the purchase of the net
   assets of a business. . . . .     485,000          776,000          564,000
   Proceeds from issuance of
    note payable - stockholder .                                         6,000
   Repayments on note
    payable - stockholder. . . .    (100,000)         (65,000)        (112,000)

Net cash provided by (used in)
 financing activities. . . . . .    (304,000)         394,000          198,000

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS. .    (145,000)          93,000          (73,000)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR . . . . . . .     164,000           71,000          144,000

CASH AND CASH EQUIVALENTS,
 END OF YEAR . . . . . . . . . .      19,000          164,000           71,000

Supplemental disclosures of
 cash flow information:
  Cash paid during the year for:
   Interest. . . . . . . . . . .     346,000          181,000          189,000
   Income taxes. . . . . . . . .      12,000           14,000            5,000
Supplemental disclosures of
 non-cash investing and
 financing activities:
  Capital lease obligations for
   purchases of equipment. . . .      15,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements



  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

      Fiscal Years Ended April 30, 1999, 1998 and 1997




                                            Note      Unrealized
                    Common     Common    receivable    holding    Additional                        Total
                    Stock      Stock        from       gains on     paid in       Retained       Stockholders'
                    Shares     Amount     officer     securities    capital       earnings         Equity

Balance,
April 30, 1996 .  2,738,264    137,000     (20,000)     36,000    1,666,000     1,808,000        3,627,000

Unrealized
holding gains
on marketable
equity
securities . . .                                       (36,000)                                    (36,000)

Net loss
for 1997 . . . .                                                                  (63,000)         (63,000)

Total
Comprehensive
income/(loss). .                                                                                   (99,000)

Balance,
April 30, 1997 .  2,738,264    137,000     (20,000)          0    1,666,000     1,745,000        3,528,000

Net income
for 1998 . . . .                                                                  484,000          484,000

Balance,
April 30, 1998 .  2,738,264    137,000     (20,000)          0    1,666,000     2,229,000        4,012,000
Net income
for 1999 . . . .                                                                  462,000          462,000

Balance,
April 30, 1999 .  2,738,264    137,000     (20,000)          0    1,666,000     2,691,000        4,474,000





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

    Marketable securities The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums of discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

    The estimated useful lives of the fixed assets are as follows:

                 Buildings . . . . . . . . . . .35 to 40 years
                 Equipment . . . . . . . . . . . 5 to 12 years
                 Vehicles. . . . . . . . . . . . 3 to 5 years


    Other assets Other assets are comprised of one five-year non-compete agreement which is being amortized over 60 months using the straight-line method.



    Income taxes Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

    Impairment of long-lived assets and long-lived assets to be disposed of Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    Stock-based compensation The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of the common stock exceeds the exercise price of the stock option on the date of grant. (See note 7).

    Earnings per share   Basic EPS is computed by dividing net earnings by the
weighted average number of common shares outstanding. Diluted EPS includes the effect of all dilutive potential common shares (primarily related to stock options).

    Comprehensive income   During fiscal 1999, the Company implemented Statement
of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying the components of comprehensive income. The prior year financial statements have been restated to show the impact of this statement. The impact to the financial statements is limited to the impact of marketable equity security fluctuations.

    New Accounting Rules   During 1999, the Financial Accounting Standards
Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for us in our fiscal 2002. We are assessing the impact of adoption of SFAS 133 on our financial statements.

2   ACQUISITION

    On March 16, 1998, the Company acquired certain assets and assumed certain liabilities from Twin City Steel Treating Company, Inc. (TCST), a commercial heat treater, located in Rogers, Minnesota. This acquisition was accounted for using the purchase method and, accordingly, the aggregate acquisition costs have been allocated to the net assets acquired based on the fair values of such assets and liabilities at the acquisition date. The operating results of this additional plant location have been included in the Company's statement of operations for fiscal 1998 from the acquisition date forward.

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




                                              Fiscal 1998         Fiscal 1997
    Net sales                             $     10,092,000    $      9,248,000
    Net income                                     737,000             111,000
    Net income per common share - basic                .27                 .04
    Net income per common share - diluted $            .25                 .04

3    LONG-TERM DEBT

    Long-term debt consisted of the following at April 30:

                                                           1999          1998

Amount due under loan agreement
 with Phoenixcor Inc., payable in
 monthly installments of varying
 amounts, including interest at
 10.3%  through October, 2000                       $    551,000  $    710,000
Amount due under loan agreement
 with Paul J. Ricard as part of the
 purchase of NEMT, payable in annual
 installments of $50,000, without
 interest through January, 2000                                        200,000
Amount due under loan agreement
 with First Mass Bank as part of the
 purchase of NEMT, payable in monthly
 installments of $9,926,including
 interest at 8.85% through April, 2000                   114,000       218,000
Amount due under loan agreement
with TCF National Bank as part of
the purchase of TCST, payable in
monthly installments of $21,896,
including interest at 8.2% through
March, 2003                                              858,000     1,042,000
Amount due under loan agreement
with TCF National Bank as part of
the purchase of TCST, payable in
monthly installments of $5,891
including interest at 9.4% through
May, 2017                                                614,000       626,000
Amount due under loan agreement
 with the Small Business
 Administration, facilitated by
 TCF National Bank, as part of the
 purchase of TCST, payable in monthly
 installments of $4,321 including
 interest at 7.4% through December, 2016                 493,000       507,000
Amount due under loan agreement with
 Marvin Schendel as part of the
 purchase of TCST, payable in monthly
 installments of $10,000, including
 interest at 8.0% through September, 2002                350,000       438,000
Amount due under loan agreement
with TCF National Bank, payable in
monthly installments of $9,840
including interest at 8.0% through
July, 2004                                               424,000
Capital lease obligations, secured by
 specific equipment                                      153,000       205,000
                                                       3,557,000     3,946,000
Less current maturities                                 (792,000)     (774,000)

Total long-term debt                                 $  2,765,000 $  3,172,000

    Certain loan agreements contain covenants that, among other things, require the Company to maintain a minimum level of tangible net worth and other financial ratios. The Company was not in compliance with the cash flow coverage ratio as of April 30, 1999. The Company received a letter from the bank that waived the default as of April 30, 1999.

    Maturities of long-term debt and capitalized lease obligations for each of the five years following April 30, 1999 are as follows:

               2000                   $     792,000
               2001                         844,000
               2002                         523,000
               2003                         394,000
               2004 and thereafter        1,004,000
               Total obligations      $   3,557,000

    Total interest expense incurred on long-term debt and capitalized lease obligations for the years ended April 30, 1999, 1998 and 1997 amounted to $343,000, $158,000 and $120,000, respectively.

4    BANK CREDIT LINE

    The Company has a revolving line of credit with its bank, which permits borrowings of up to $500,000. Borrowings under the agreement bear interest at the bank's reference rate plus .25% and are secured by the general assets of the Company (rate at April 30, 1999 was 7.75%). The agreement contains covenants that, among other things, require the Company to maintain a minimum capital base, current ratio, and other financial ratios. The current agreement, which is subject to annual renewal by the Company and the bank, expires on August 30, 2000. At April 30, 1999 and 1998, borrowings outstanding under this agreement were $100,000 and $0, respectively.


5
    INCOME TAXES

   Income tax expense attributable to net income (loss) from operations consists of:


                                           Current       Deferred       Total
  Year ended April 30, 1999:
    U.S. Federal                       $         -     $        -   $        -
    State and local                         12,000              -       12,000
       Total                           $    12,000     $        -   $   12,000

  Year ended April 30, 1998:
    U.S. Federal                       $     7,000     $        -   $    7,000
    State and local                          7,000              -        7,000
       Total                           $    14,000     $        -   $   14,000

  Year ended April 30, 1997:
    U.S. Federal                       $         -     $        -   $        -
    State and local                          1,000              -        1,000
       Total                           $     1,000     $        -   $    1,000


    The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to operations for the following reasons:


                                             1999           1998         1997

  Computed expected tax expense
   (benefit) at 34%                    $    161,500    $  169,600  $   (21,200)
  State taxes, net of federal
   effect                                     7,900        (1,500)         700
  Dividends received deduction                                  -            -
  Increase (decrease) in valuation
   allowance                               (161,500)     (323,900)      15,000
  Adjustments to prior year timing
   differences                                    -       161,400            -
  Adjustment to net operating loss
   carryforward                                   -             -       10,000
  Other net                                   4,100         8,400       (3,500)
                                       $     12,000        14,000   $    1,000

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at April 30, 1999 and 1998 are as follows:
                                      1999       1999       1998       1998
                                    Current  Non-current  Current  Non-current
  Allowance for doubtful
   accounts                       $  20,800  $       -  $  19,400  $       -
  Accrued vacation pay               16,100          -     13,500          -
  Accrued legal fees                 11,600          -     19,400          -
  Accrued bonus                      27,200          -          -          -
  Differences in tax and
   book depreciation of
   plant and equipment                    -   (596,500)         -   (530,300)
  Differences in tax and
   book amortization of
   intangibles                            -     23,700          -     22,800
  Differences in tax and
   book treatment of
   prepaid supplies                       -          -          -    (11,300)
  Foreign tax credit
   carryforward                           -     16,600          -     16,600
  Alternative minimum tax
   credit carry forwards                  -     76,300          -     73,500
  State net operating loss
   carryforward                           -    232,900          -    284,500
  Federal net operating loss
   carryforwards, net of state
   net operating loss impact              -    275,600          -    385,200
  Capital loss carryover                  -    216,100          -    216,100
    Total gross deferred tax asset   75,700    244,700     52,300    457,100
  Less valuation allowance          (75,700)  (244,700)   (52,300)  (457,100)
  Net deferred tax asset          $       -  $       -  $       -  $       -

A reconciliation of the valuation allowance for deferred taxes is as follows:

                                                    1999           1998

  Valuation allowance at beginning of year     $  509,400     $  833,300
  Increase (decrease) in allowance               (189,000)      (323,900)
  Valuation allowance at end of year           $  320,400     $  509,400

    At April 30, 1999, the Company has net operating loss carry forwards for federal purposes of $1,000,000 which are available to offset future federal taxable income, if any, and expire between April 30, 2007 and April 30, 2012. The Company also has net operating loss carry forwards for state purposes of $3,000,000 which are available to offset future state taxable income, if any, and expire between April 30, 2007 and April 30, 2013. The Company also has federal and state alternative minimum tax credit carry forwards of approximately $76,300 which are available to reduce future federal and state regular income taxes, if any, over an indefinite period. In addition the Company also has foreign tax credit carry forwards of approximately $16,600 which are available to reduce future foreign income taxes, if any, which began to expire in 1997.

    The valuation allowance for the period ended April 30, 1999 was $320,400. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax carryover periods available, and tax planning strategies in making this assessment.
Based upon historical levels of taxable income, management believes it is more likely than not the Company will realize the benefits of its deferred tax assets, net of the existing valuation allowance at April 30, 1999.

    On March 8, 1996, the Company filed Form 1139 "Corporate Application for Tentative Refund," to carry back losses under Section 172(f) of the Internal Revenue Code, for a refund amount of $146,300. The Company was notified in April 1996 that the IRS had allowed the carry back loss and it received a refund in June 1996. Section 172(f) is an area of the tax law without substantial legal precedent or guidance. Accordingly, assurances cannot be made as to whether the IRS would later challenge the Company's entitlement to such refund. Consequently, a reserve of $118,000 has been recorded in the amount of the refund net of the collection expenses which will be reimbursed if the Company's position does not withstand any such challenge and the refund is reversed.


6    OPTIONS

    Pursuant to the terms of two Promissory Notes each dated April 26, 1988, issued by the Company to Mimi G. Duncan, the wife of J. Russell Duncan, Chairman of the Board and a director of the Company, which Promissory Notes have been repaid in full, the Company granted Mrs. Duncan options to purchase an aggregate of 233,333 shares of the Company's Class A common stock ("Class A Stock") at $0.6738 per share, 115% of the average of the closing "bid" and "ask" quotations for a share of such Common Stock on the date of grant. On June 19, 1989, Mrs. Duncan, exercised options to purchase 66,666 shares of the Company's Class A Stock and acquired the same for a purchase price of $45,000. The unexercised options granted to Mrs. Duncan expired on April 26, 1999. On April 30, 1999 the board of directors elected to extend Mrs. Duncan's options to April 30, 2001 at a price of $0.6738 per share.

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


               Transactions for 1999, 1998 and 1997 are as follows:
                                             1999          1998          1997

  Options outstanding May 1                368,666       273,666       273,666
  Granted                                                 95,000
  Exercised
  Canceled
  Options outstanding at April 30          368,666       368,666       273,666
  Weighted average exercise
   price at April 30                      $  .6380      $  .6380      $  .6640
  Option price range at April 30          $  .5625      $  .5625      $  .5625
                                               to            to            to
                                             .9609         .9609         .9609
  Options exercisable at April 30          368,666       368,666       273,666
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


                                              1999          1998          1997
Net income (loss) - as reported       $   462,000    $  484,000   $   (63,000)
Net income (loss) - pro forma         $   462,000    $  464,000   $   (63,000)
Net income (loss) per
 share - basic - as reported          $       .17    $      .18   $      (.02)
Net income (loss) per
 share - basic - pro forma            $       .17    $      .17   $      (.02)

       The pro forma amounts may not be representative of the effects on reported net income (loss) for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the following years:

                                             1999          1998          1997
  Dividend yield                               0%            0%            0%
  Expected volatility                         48%           59%            0%
  Risk-free interest rate                    6.0%          6.0%            0%
  Expected lives                           5 years       5 years       0 years

    At April 30, 1999, the weighted average remaining contractual life of the outstanding options was 3.5 years.

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


    Total interest income related to this note for the fiscal years ended April 30, 1999, 1998 and 1997 amounted to $3,000, $3,000 and $2,000, respectively.

    Notes Payable

    During fiscal 1995 the Company entered into a series of note payable transactions which at April 30, 1999 had a balance of $0, including accrued interest, payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bore an interest rate of 8% and were payable on demand. The Company classified the notes payable as a current liability. Total interest expense related to this note payable for the fiscal years ended April 30, 1999, 1998 and 1997 was $0, $5,000 and $13,000, respectively.

   During fiscal 1996 the Company entered into a $100,000 note payable, which at April 30, 1999 had a balance of $0, including accrued interest, to L. Michael McGurk, President, Chief Operating Officer and a director of the Company.
The note bore an interest rate of 8.7% and was payable on demand.  The
Company classified the note payable as a current liability. Total interest expense related to this note payable for the fiscal years ended April 30, 1999, 1998 and 1997 was $8,000, $9,000 and $9,000, respectively.

9    INCOME (LOSS)  PER COMMON SHARE

   The following table presents a reconciliation of the denominators used in the computation of net income (loss) per common share - basic and net income
(loss) per common share - diluted for the years ended April 30, 1999, 1998 and 1997:

                                            1999          1998          1997
Weighted shares of Class A
 Stock outstanding - basic               2,738,264     2,738,264     2,738,264
Weighted shares of Class A
 Stock assumed upon exercise
 of stock options                           80,553       196,941
Weighted shares of Class A
 Stock outstanding - diluted             2,818,817     2,935,205     2,738,264


    For the fiscal year 1997, stock options were excluded from the above calculation due to their antidilutive effect.

10    OPERATING LEASE COMMITMENTS

    Leased property is comprised of Company automobiles, plant equipment and two buildings. The buildings represent the majority of future minimum rental payments. The leases are renewable and provide for the Company to pay all real estate taxes and maintenance expenses.


    Future minimum rental payments under noncancellable operating leases, excluding real estate taxes, are as follows:

               2000         $     165,000
               2001               124,000
               2002                21,000
               2003                12,000
               2004                 7,000
               Thereafter               -
                            $     329,000


   Total rent expense, excluding real estate taxes, for the fiscal years ended April 30, 1999, 1998 and 1997 was $211,000, $203,000 and $207,000,
respectively.

11      COMMITMENTS AND CONTINGENCIES

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








                             PART IV

Item 14.
    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)
    The following documents are filed as part of this report:
                                                                   Page No.
  1. Financial Statements
      Auditors' Report                                                8
      Consolidated Balance Sheets at April 30, 1999 and 1998        9 - 10
      Consolidated Statements of Operations for
       the three years ended April 30, 1999                          11
      Consolidated Statements of Cash Flows for
       the three years ended April 30, 1999                        12 - 13
      Consolidated Statements of Changes in
       Stockholders' Equity for the
       three years ended April 30, 1999                              14
      Notes to Consolidated Financial Statements                   15 - 24

  2.  Financial Statement Schedules
      Schedule VIII-Valuation and Qualifying Accounts                26

      Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

  3.  Exhibits                                                       25




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

                      Subsidiary                      State ofIncorporation
            Flame Metals Processing Corporation             Delaware
            New England Metal Treating Corporation       Massachusetts

    (b)
         Reports on Form 8-K:  None







    Schedule VIII

                VALUATION AND QUALIFYING ACCOUNTS



                        Balance                                       Balance
                     at beginning                                      at end
                        of year      Additions    Deductions (1)      of year

Allowance for doubtful accounts:

   April 30, 1999   $    50,000    $     8,000     $   8,000      $   50,000

   April 30, 1998   $    35,000    $    21,000     $   6,000      $   50,000

   April 30, 1997   $    37,000    $     8,000     $  10,000      $   35,000



         (1)  Direct write-off of accounts deemed uncollectible.


Milastar Corporation and Consolidated Subsidiaries




                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                                  MILASTAR CORPORATION
                                                     (REGISTRANT)



                                              By:   /s/ J. RUSSELL DUNCAN
                                                        J. Russell Duncan
                                                      Chairman of the Board
                                                      Dated:  July 28, 1999



  Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated this report of the Registrant and in the capacities indicated on July 28, 1999.





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