Form 10-Q
period 1999-10-31
MILASTAR CORP
filed 1999-12-14
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended October 31, 1999

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


At October 31, 1999, 2,738,264 shares of common stock of the Registrant were issued and outstanding.



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


              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                  October 31,      April 30,
                                                      1999           1999
Current assets:
Cash and cash equivalents. . . . . . . .             98,000          19,000
Accounts receivable:
 Trade, less allowance for doubtful
 accounts of $40,000 (October 31, 1999)
 and $50,000 (April 30, 1999). . . . . .          1,258,000       1,408,000
 Other . . . . . . . . . . . . . . . . .             14,000          14,000
Inventory. . . . . . . . . . . . . . . .            133,000         167,000
Prepaid expenses and other . . . . . . .            188,000         159,000

    Total current assets . . . . . . . .          1,691,000       1,767,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .            420,000         420,000
 Buildings and improvements. . . . . . .          2,153,000       2,145,000
 Equipment . . . . . . . . . . . . . . .          8,638,000       8,314,000
                                                 11,211,000      10,879,000
  Less accumulated depreciation. . . . .         (4,358,000)     (3,831,000)
                                                  6,853,000       7,048,000
Other assets:
Non-compete agreement, net of
  accumulative amortization of
  of $140,000 & $96,000 respectively . .            306,000         350,000

    Total assets . . . . . . . . . . . .          8,850,000       9,165,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable to bank  . . . . . . . . .            200,000         100,000
Current maturities of long-term debt . .            742,000         792,000
Accounts payable . . . . . . . . . . . .            437,000         321,000
Income taxes payable . . . . . . . . . .            116,000         121,000
Accrued payroll and benefits . . . . . .             93,000         332,000
Accrued real estate taxes. . . . . . . .             67,000         106,000
Other accrued liabilities. . . . . . . .            261,000         154,000

    Total current liabilities. . . . . .          1,916,000       1,926,000

Long-term debt,
 less current maturities . . . . . . . .          2,447,000       2,765,000

    Total liabilities. . . . . . . . . .          4,363,000       4,691,000

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock,  $.05 par value;
 authorized 7,500,000 shares, issued
 and outstanding 2,728,264 shares at
 October 31, 1999 and April 30, 1999 . .            137,000         137,000
Note receivable from officer . . . . . .            (20,000)        (20,000)
Additional paid-in capital . . . . . . .          1,666,000       1,666,000
Retained earnings. . . . . . . . . . . .          2,704,000       2,691,000

   Total stockholders' equity. . . . . .          4,487,000       4,474,000

   Total liabilities and
    stockholders' equity . . . . . . . .          8,850,000       9,165,000

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                             Three Months Ended         Six Months Ended
                                                 October 31,               October 31,
                                             1999          1998        1999          1998

   Net Sales . . . . . . . . . . . . . .   2,307,000    2,399,000    4,490,000    4,743,000
   Cost of Sales . . . . . . . . . . . .   1,727,000    1,647,000    3,366,000    3,289,000

   Gross margin. . . . . . . . . . . . .     580,000      752,000    1,124,000    1,454,000
   Selling general and administrative
    expenses . . . . . . . . . . . . . .     475,000      465,000      925,000      927,000
   Amortization of non-compete
    agreements . . . . . . . . . . . . .      24,000       22,000       44,000       44,000

   Operating income. . . . . . . . . . .      81,000      265,000      155,000      483,000

   Other income (expense):
    Dividend and interest income . . . .                    2,000                     5,000
    Interest expense . . . . . . . . . .     (68,000)     (90,000)    (138,000)    (176,000)
    Other            . . . . . . . . . .                                             31,000
   Total other income (expense). . . . .     (68,000)     (88,000)    (138,000)    (140,000)

   Income before income taxes . . . . .       13,000      177,000       17,000      343,000
   Provision for income taxes.  . . . .        2,000        3,000        4,000        5,000

   Net income        . . . . . . . . . .      11,000      174,000       13,000      338,000

   Net income per common share-basic . .         .00          .06          .00          .12

   Net income per common share-diluted .         .00          .06          .00          .12

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   Six Months Ended October 31,
                           (Unaudited)


                                                     1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . .             13,000         338,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization . . . .            571,000         491,000

  Changes in operating assets and
   liabilities:
   Accounts and other receivables. . . .            150,000           9,000
   Inventory . . . . . . . . . . . . . .             34,000          (6,000)
   Prepaid supplies and other. . . . . .            (29,000)        (27,000)
   Accounts payable and accrued
    expenses . . . . . . . . . . . . . .            (60,000)         26,000

 Net cash provided by operating
  activities . . . . . . . . . . . . . .            679,000         831,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant
  and equipment. . . . . . . . . . . . .           (332,000)       (878,000)

 Net cash used in investing
  activities . . . . . . . . . . . . . .           (332,000)       (878,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank line of credit . . .            100,000
 Principal payments on long-term debt. .           (368,000)       (482,000)
 Proceeds from issuance of
  long-term debt . . . . . . . . . . . .                            485,000
 Net cash provided by (used in)
  financing activities . . . . . . . . .           (268,000)          3,000

NET INCREASE (DECREASE)IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . .             79,000         (44,000)

CASH AND CASH EQUIVALENTS BALANCE
 AT BEGINNING OF YEAR. . . . . . . . . .             19,000         164,000

CASH AND CASH EQUIVALENTS BALANCE
 AT END OF THE SECOND QUARTER. . . . . .             98,000         120,000


Supplemental disclosures of cash flow information:
 Cash paid during the first six months for:
  Interest . . . . . . . . . . . . . . . .          138,000         176,000

  Income taxes . . . . . . . . . . . . . .            6,000           5,000


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

   The consolidated financial statements as of October 31, 1999 and October 31, 1998, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the note thereto included in the Company's 1999 Annual
Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.



2  RELATED PARTY TRANSACTIONS

   Notes Receivable

   The Company entered into a note during fiscal 1993 with L. Michael McGurk, President, Chief Operating Officer and a director of the Company who, with the encouragement of the Company, bought 15,000 shares of Milastar Class A Common Stock and entered into a note with the Company. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 2000. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note. Total interest income related to this note for the three and six month periods ended October 31, 1999 was $600 and $1,200, respectively.



3  INCOME TAXES

   The Company has provided for current income taxes on earnings at the appropriate statutory state and federal rates applicable to such earnings, and any deviation is solely the result of book/tax differences arising mainly from the recognition of tax depreciation expense.



4  INCOME PER COMMON SHARE

   The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and six month periods ended October 31, 1999, respectively:


                                    Three Months Ended  Six Months Ended
                                      October 31,1999   October 31,1999

Weighted shares of Class A Stock
 outstanding - basic. . . . . . . .       2,738,264        2,738,264

Weighted shares of Class A Stock
 assumed upon exercise of stock
 options. . . . . . . . . . . . . .         235,637          242,376

Weighted shares of Class A Stock
 outstanding - diluted. . . . . . .       2,973,901        2,980,640



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months Ended October 31, 1999 as Compared with the Three Months Ended October 31, 1998. The Company recorded sales of $2,307,000 during the second quarter of fiscal year 2000 as compared with $2,399,000 for the same period last year, a $92,000 (4%) decrease. The sales decrease was primarily attributable to an overall downturn in the economy for the heat treating industry in the Midwest.

     Cost of sales of $1,727,000 (75% of net sales) during the second quarter of fiscal year 2000 increased $80,000 (5%) from $1,647,000 (69% of net sales) for the same period a year earlier. The increase was primarily attributable to additional payroll and supply costs at the New England facility which was the result of increased production in that territory. Gross margin decreased to $580,000 as compared with $752,000 for the prior year second quarter. The decrease was primarily attributable to lower sales in the Midwest area.

     Selling, general and administrative (SG&A) expenses of $475,000 (21% of net sales) increased $10,000 (2%) from $465,000
(19% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations.

     The Company recorded operating income of $81,000 in the second quarter of fiscal 2000 as compared with operating income of $265,000 recorded in the prior year second quarter. The decrease in operating income in the second quarter of fiscal year 2000 is primarily attributable to lower sales and that both cost of sales and SG&A expenses are relatively fixed.

     Total other expense amounted to $68,000 in the second quarter of fiscal 2000 as compared with other expense of $88,000 in the second quarter of last year. Other expense in both third quarters was primarily due to interest expense.

     The Company recorded net income of $11,000 in the second quarter of fiscal 2000 as compared with net income of $174,000 in the prior year second quarter.


     Six Months Ended October 31, 1999 as Compared with the Six Months Ended October 31, 1998. The Company recorded sales of $4,490,000 during the first six months of fiscal year 2000 as compared with $4,743,000 for the same period last year, a $253,000 (5%) decrease. The sales decrease was primarily attributable to an overall downturn in the economy for the heat treating industry.

     Cost of sales of $3,366,000 (75% of net sales) during the first six months of fiscal year 2000 increased $77,000 (2%) from $3,289,000 (69% of net sales) for the same period a year earlier. The increase was primarily attributable to additional payroll and supply costs at the New England facility which was the result of increased production in that territory. Gross margin decreased to $1,124,000 as compared with $1,454,000 for the prior year six months. The decrease was primarily attributable to lower sales in the Midwest area.

     Selling, general and administrative (SG&A) expenses of $925,000 (21% of net sales) decreased $2,000 (0%) from $927,000
(20% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations.

     The Company recorded operating income of $155,000 in the first six months of fiscal 2000 as compared with operating income of $483,000 recorded in the prior year six months. The decrease in operating income in the first six months of fiscal year 2000 is primarily attributable to lower sales and that both cost of sales and SG&A expenses are relatively fixed.

     Total other expense amounted to $138,000 in the first six months of fiscal 2000 as compared with other expense of $140,000 in the same period of last year. Other expense in both periods was primarily due to interest expense.

     The Company recorded net income of $13,000 in the first six months of fiscal 2000 as compared with net income of $338,000 in the prior year six months.



Liquidity and Capital Resources

     At October 31, 1999, the Company had negative working capital of $225,000 compared with $159,000 of negative working capital at April 30, 1999 and the ratio of current assets to current liabilities was 0.9 to 1.0 for both periods. Cash and accounts receivables represented 80% (81% at April 30, 1999) and 15% (16% at April 30, 1999) of total current assets and total assets, respectively. During the first six months of fiscal 2000, net cash provided by operating activities amounted to $679,000 compared to $831,000 provided by operating activities in the first six months of fiscal 1999. Working capital requirements for the first six months of fiscal 2000 was funded primarily from available cash, cash generated from operations and short-term borrowings under the line of credit.

     The Company believes it has sufficient capital resources to meet its fiscal 2000 operations and equipment acquisitions cash flow requirements.


Market Risks

   The Company is exposed to certain market risks with its $500,000 line of credit of which $200,000 is outstanding at October 31, 1999. The line bears interest at the bank's reference rate plus .25%.


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


      Dated: December 13, 1999