Form 10-Q
period 2000-01-31
MILASTAR CORP
filed 2000-03-15
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended January 31, 2000

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


At January 31, 2000, 2,738,264 shares of common stock of the Registrant were issued and outstanding.



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


              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                  January 31,      April 30,
                                                      2000           1999
Current assets:
Cash and cash equivalents. . . . . . . .             84,000          19,000
Accounts receivable:
 Trade, less allowance for doubtful
 accounts of $45,000 at January 31,
 2000 and $50,000 at April 30, 1999. . .          1,246,000       1,408,000
 Other . . . . . . . . . . . . . . . . .             16,000          14,000
Inventory. . . . . . . . . . . . . . . .            157,000         167,000
Prepaid expenses and other . . . . . . .            179,000         159,000

    Total current assets . . . . . . . .          1,682,000       1,767,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .            420,000         420,000
 Buildings and improvements. . . . . . .          2,153,000       2,145,000
 Equipment . . . . . . . . . . . . . . .          8,682,000       8,314,000
                                                 11,255,000      10,879,000
  Less accumulated depreciation. . . . .         (4,620,000)     (3,831,000)
                                                  6,635,000       7,048,000
Other assets:
Non-compete agreement, net of
  accumulative amortization of
  of $164,000 & $96,000 respectively . .            282,000         350,000

    Total assets . . . . . . . . . . . .          8,599,000       9,165,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable to bank  . . . . . . . . .            200,000         100,000
Current maturities of long-term debt . .            713,000         792,000
Accounts payable . . . . . . . . . . . .            305,000         321,000
Income taxes payable . . . . . . . . . .            118,000         121,000
Accrued payroll and benefits . . . . . .            265,000         332,000
Accrued real estate taxes. . . . . . . .             94,000         106,000
Other accrued liabilities. . . . . . . .            130,000         154,000

    Total current liabilities. . . . . .          1,825,000       1,926,000

Long-term debt,
 less current maturities . . . . . . . .          2,279,000       2,765,000

    Total liabilities. . . . . . . . . .          4,104,000       4,691,000

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock,  $.05 par value;
 authorized 7,500,000 shares, issued
 and outstanding 2,728,264 shares at
 January 31, 2000 and April 30, 1999 . .            137,000         137,000
Note receivable from officer . . . . . .            (20,000)        (20,000)
Additional paid-in capital . . . . . . .          1,666,000       1,666,000
Retained earnings. . . . . . . . . . . .          2,712,000       2,691,000

   Total stockholders' equity. . . . . .          4,495,000       4,474,000

   Total liabilities and
    stockholders' equity . . . . . . . .          8,599,000       9,165,000

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                             Three Months Ended         Nine Months Ended
                                                 January 31,               January 31,
                                             2000          1999        2000          1999

   Net Sales . . . . . . . . . . . . . .   2,194,000    2,040,000    6,684,000    6,783,000
   Cost of Sales . . . . . . . . . . . .   1,612,000    1,459,000    4,978,000    4,748,000

   Gross margin. . . . . . . . . . . . .     582,000      581,000    1,706,000    2,035,000
   Selling general and administrative
    expenses . . . . . . . . . . . . . .     469,000      472,000    1,394,000    1,399,000
   Amortization of non-compete
    agreements . . . . . . . . . . . . .      24,000       22,000       68,000       66,000

   Operating income. . . . . . . . . . .      89,000       87,000      244,000      570,000

   Other income (expense):
    Dividend and interest income . . . .       2,000        1,000        2,000        6,000
    Interest expense . . . . . . . . . .     (81,000)     (86,000)    (219,000)    (262,000)
    Other            . . . . . . . . . .                    4,000                    35,000
   Total other expense . . . . . . . . .     (79,000)     (81,000)    (217,000)    (221,000)

   Income before income taxes . . . . .       10,000        6,000       27,000      349,000
   Provision for income taxes.  . . . .        3,000        2,000        7,000        7,000

   Net income        . . . . . . . . . .       7,000        4,000       20,000      342,000

   Net income per common share-basic . .         .00          .00          .01          .12

   Net income per common share-diluted .         .00          .00          .01          .12

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   Nine Months Ended January 31,
                           (Unaudited)


                                                     2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . .             20,000         342,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization . . . .            858,000         736,000

  Changes in operating assets and
   liabilities:
   Accounts and other receivables. . . .            160,000         142,000
   Inventory . . . . . . . . . . . . . .             10,000         (37,000)
   Prepaid supplies and other. . . . . .            (20,000)        (29,000)
   Accounts payable and accrued
    expenses . . . . . . . . . . . . . .           (122,000)         95,000

 Net cash provided by operating
  activities . . . . . . . . . . . . . .            906,000       1,249,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant
  and equipment. . . . . . . . . . . . .           (376,000)     (1,180,000)

 Net cash used in investing
  activities . . . . . . . . . . . . . .           (376,000)     (1,180,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank line of credit . . .            100,000
 Principal payments on long-term debt. .           (565,000)       (672,000)
 Proceeds from issuance of
  long-term debt . . . . . . . . . . . .                            485,000
 Net cash used in
  financing activities . . . . . . . . .           (465,000)       (187,000)

NET INCREASE (DECREASE)IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . .             65,000        (118,000)

CASH AND CASH EQUIVALENTS BALANCE
 AT BEGINNING OF YEAR. . . . . . . . . .             19,000         164,000

CASH AND CASH EQUIVALENTS BALANCE
 AT END OF THE THIRD QUARTER . . . . . .             84,000          46,000


Supplemental disclosures of cash flow information:
 Cash paid during the first nine months for:
  Interest . . . . . . . . . . . . . . . .          219,000         262,000

  Income taxes . . . . . . . . . . . . . .           10,000           7,000


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

   The consolidated financial statements as of January 31, 2000 and for the three and nine month periods ended January 31, 2000 and January 31, 1999, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the note thereto included in the Company's 1999 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.



2  RELATED PARTY TRANSACTIONS

   Notes Receivable

   The Company entered into a note during fiscal 1993 with L. Michael McGurk, President, Chief Operating Officer and a director of the Company who, with the encouragement of the Company, bought 15,000 shares of Milastar Class A Common Stock and entered into a note with the Company. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 2000. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note. Total interest income related to this note for the three and nine month periods ended January 31, 2000 was $600 and $1,800, respectively.



3  INCOME TAXES

   The Company has provided for current income taxes on earnings at the appropriate statutory state and federal rates applicable to such earnings, and any deviation is solely the result of book/tax differences arising mainly from the recognition of tax depreciation expense.



4  INCOME PER COMMON SHARE

   The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and six month periods ended January 31, 2000, respectively:


                                    Three Months Ended Nine Months Ended
                                      January 31,2000   January 31,2000

Weighted shares of Class A Stock
 outstanding - basic. . . . . . . .       2,738,264        2,738,264

Weighted shares of Class A Stock
 assumed upon exercise of stock
 options. . . . . . . . . . . . . .          97,806          198,881

Weighted shares of Class A Stock
 outstanding - diluted. . . . . . .       2,836,070        2,937,145



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations

     Three Months Ended January 31, 2000 as Compared with the
Three Months Ended January 31, 1999. The Company recorded sales of $2,194,000 during the third quarter of fiscal year 2000 as compared with $2,040,000 for the same period last year, a $154,000 (8%) increase. The sales increase was primarily attributable to a stronger economy for the heat treating industry in both the Midwest and New England markets.

     Cost of sales of $1,612,000 (73% of net sales) during the third quarter of fiscal year 2000 increased $153,000 (10%) from $1,459,000 (72% of net sales) for the same period a year earlier. The increase was primarily attributable to additional payroll and supply costs at the New England facility and additional supply and depreciation costs in the Midwest. Gross margin increased to $582,000 as compared with $581,000 for the prior year third quarter. The slight increase was primarily attributable to higher sales being offset by increased costs.

     Selling, general and administrative (SG&A) expenses of $469,000 (21% of net sales) decreased $3,000 from $472,000 (23%
of net sales) for the same period a year earlier. The small change in SG&A expenses is due to the relatively fixed nature of these costs.

     The Company recorded operating income of $89,000 in the third quarter of fiscal 2000 as compared with operating income of $87,000 recorded in the prior year third quarter. The slight increase in operating income in the third quarter of fiscal year 2000 is primarily attributable to higher sales being offset by increased costs.

     Total other expense amounted to $79,000 in the third quarter of fiscal 2000 as compared with other expense of $81,000 in the third quarter of last year. Other expense in both third quarters was primarily due to interest expense.

     The Company recorded net income of $7,000 in the third quarter of fiscal 2000 as compared with net income of $4,000 in the prior year third quarter.


     Nine Months Ended January 31, 2000 as Compared with the Nine Months Ended January 31, 1999. The Company recorded sales of $6,684,000 during the first nine months of fiscal year 2000 as compared with $6,783,000 for the same period last year, a $99,000 (1%) decrease. The sales decrease was primarily attributable to changes in the economy which resulted in lower sales in the first two quarters being offset by stronger sales in the third quarter.

     Cost of sales of $4,978,000 (74% of net sales) during the first nine months of fiscal year 2000 increased $230,000 (5%) from $4,748,000 (70% of net sales) for the same period a year earlier. The increase was primarily attributable to additional payroll and supply costs at the New England facility which was the result of increased production in that territory. Gross margin decreased to $1,706,000 as compared with $2,035,000 for the prior year nine months. The decrease was primarily attributable to the increased costs in fiscal year 2000 noted above and lower sales in the Midwest area.

     Selling, general and administrative (SG&A) expenses of $1,394,000 (21% of net sales) decreased $5,000 (0%) from
$1,399,000 (21% of net sales) for the same period a year earlier. The small change in SG&A expenses is due to the relatively fixed nature of these costs.

     The Company recorded operating income of $244,000 in the first nine months of fiscal 2000 as compared with operating income of $570,000 recorded in the prior year nine months. The decrease in operating income in the first nine months of fiscal year 2000 is primarily attributable to lower sales and that both cost of sales and SG&A expenses are relatively fixed.

     Total other expense amounted to $217,000 in the first nine months of fiscal 2000 as compared with other expense of $221,000 in the same period of last year. Other expense in both periods was primarily due to interest expense.

     The Company recorded net income of $20,000 in the first nine months of fiscal 2000 as compared with net income of $342,000 in the prior year nine months.



Liquidity and Capital Resources

     At January 31, 2000, the Company had negative working capital of $143,000 compared with $159,000 of negative working capital at April 30, 1999 and the ratio of current assets to current liabilities was 0.9 to 1.0 for both periods. Cash and accounts receivables represented 79% (81% at April 30, 1999) and 15% (16% at April 30, 1999) of total current assets and total assets, respectively. During the first nine months of fiscal 2000, net cash provided by operating activities amounted to $906,000 compared to $1,249,000 provided by operating activities in the first nine months of fiscal 1999. Working capital requirements for the first nine months of fiscal 2000 was funded primarily from available cash, cash generated from operations and short-term borrowings under the line of credit.

     The Company believes it has sufficient capital resources to meet its fiscal 2000 operations and equipment acquisitions cash flow requirements.



Market Risks

     The Company is exposed to certain market risks with its $500,000 line of credit of which $200,000 is outstanding at January 31, 2000. The line bears interest at the bank's reference rate plus .25%.



Year 2000

     Management devoted resources throughout the company to minimize the risk of potential disruption from year
2000 issues related to computers or other equipment with date-sensitive software and embedded chip systems. There were no disruptions that adversely impacted our operations and as such there was no material impact to our financial position, results of operations or cash flows.



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


      Dated: March 13, 2000