Form 10-K
period 2000-04-30
MILASTAR CORP
filed 2000-07-31
CIK 66544

Milastar Corporation and Consolidated Subsidiaries
                           Form 10-K



UNITED STATES SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C. 20549

                  FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2000

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

Registrant's telephone number, including area code (952) 929-4774

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on July 7, 2000 was $1,027,000 based upon the bid price of the Class A common stock as quoted on OTC Electronic Bulletin Board. On that date there were 2,738,264 shares of Class A Common Stock issued and outstanding.

         Documents Incorporated by Reference

Parts I and III incorporate by reference certain information to be included in Registrant's definitive Information Statement relating to action taken by written consent of the Board of Directors and Majority Stockholders, which Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14C on or before August 11, 2000.

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

    The Company has three plants located in the Minneapolis-St. Paul, Minnesota area and one plant in Massachusetts. These facilities include Flame Metals - St. Louis Park, MN (35,000 sq. ft. - owned), Flame Metals - Bloomington, MN (35,000 sq. ft. - leased) and Flame Metals - Rogers, MN (33,000 sq. ft. - owned). The Company's fourth plant is operated by New England Metal Treating Corporation - Auburn, MA (9,000 sq. ft. - leased).

    Milastar earned a profit before income taxes of $93,000 in fiscal 2000 and $474,000 in fiscal 1999. Net income after taxes amounted to $202,000 in fiscal 2000 and $462,000 in fiscal 1999. Results of operations are discussed more fully in "Management's Discussion and Analysis" beginning on page 5.

    The Company's non-operating other income (expense) resulted in a net expense of $353,000 in fiscal year 2000, up $20,000 from the $333,000 in expense recorded in fiscal year 1999. Current assets as a percent of total assets amounted to 19% at April 30, 2000 and 1999. The book value per share was $1.71 per share at April 30, 2000 compared with $1.63 per share at April 30, 1999.
The bid price per share, as quoted on the OTC Electronic
Bulletin Board, was $0.375 as of April 30, 2000.

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

    Corporate

    Milastar was organized under Delaware law on February 24, 1969. Its principal executive offices are located at 7317 West Lake
Street, Minneapolis, MN  55426.  Its communication numbers are:
Telephone (952) 929-4774 and fax number (952) 925-0572.

    Environmental

    To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, liquidity, earnings or competitive position.

    Employee Relations

    The Company operates four separate plant locations and employs a total of approximately 74 employees; 38 in St. Louis Park, MN,
14 in Bloomington, MN, 14 in Rogers, MN and 8 in Auburn, MA.
The Company believes the prevailing wage rates, fringe benefits and working conditions afforded its employees compare favorably with those received by employees employed by regional businesses competitive with the Company. The Company believes its employee relations are satisfactory; therefore the Company does not anticipate any labor disruption during the forthcoming fiscal
2001. Eleven production employees at the Bloomington, MN plant are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO
Local 1140. The plants in St. Louis Park, MN, Rogers, MN and Auburn, MA are not subject to a collective bargaining agreement.

Item 2.  Properties

    The Company believes that its property and equipment are well maintained, in good working condition, and are adequately insured.

    Executive Offices

    The Company currently maintains its executive offices at 7317
West Lake Street, Minneapolis, Minnesota.



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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's security holders during its fiscal year ended April 30, 2000.


Executive Officers of the Company

         The following table sets forth with respect to each executive officer of the Company his name, age and all positions and offices with the Company held by him since May 1, 1995.  Unless otherwise indicated in the table below, all positions and
offices indicated have been continuously held since May 1, 1995.
All executive officers serve at the will of the Board of
Directors until their successors are duly appointed and
qualified.   Mr. J. Russell Duncan, Chairman of the Board and a
director of the Company, is the father of Mr. Lance H. Duncan, Secretary and a director of the Company. With the foregoing exception, no family relationship exists among the officers of the Company.


                                           Positions and Offices Held with
Name                          Age             the Company and Period Held


J. Russell Duncan (1) . . .    83          Chairman and Chief Executive
                                           Officer.
L. Michael McGurk . . . . .    49          President and Chief Operating
                                           Officer.
Dennis J. Stevermer . . . .    39          Vice President Treasurer.

Lance H. Duncan (2) . . . .    44          Secretary.


(1)
    Mr. J. Russell Duncan is Chairman and a director of Sound
    Techniques, Inc. (audio-video production studios) and has otherwise been engaged in private investment activities for more than the past five years.

(2)
    Mr. Lance H. Duncan is President and Chief Operating Officer of Sound Techniques, Inc. (audio-video production studios) and has been engaged in private investment activities for more than the past five years.

    Similar information respecting the directors of the Company will be included under the heading "Respecting the Election of Directors" in the Company's definitive Information Statement ("Information Statement") to be distributed to the stockholders of the Company and filed with the Securities and Exchange
Commission pursuant to the Securities and Exchange Act of 1934, as amended, respecting notification of certain action taken by written consent in lieu of the Company's Annual Meeting of Stockholders for its 2000 fiscal year. The Company expects to file the Information Statement with the Securities and Exchange Commission on or before August 11, 2000 and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.




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

                                        Fiscal 2000      Fiscal 1999
                                       High     Low     High     Low
 First Quarter . . . . . . . . . .   $ 1.25  $ 0.44   $ 1.06  $ 0.75
 Second Quarter. . . . . . . . . .   $ 1.13  $ 0.75   $ 0.81  $ 0.56
 Third Quarter . . . . . . . . . .   $ 0.75  $ 0.38   $ 0.56  $ 0.44
 Fourth Quarter. . . . . . . . . .   $ 0.38  $ 0.38   $ 0.63  $ 0.38

    On July 7, 2000 there were approximately 4,000 holders of record of the Company's Common Stock. The Company has not paid any cash dividends in respect of its Class A Common Stock, and it is not presently anticipating paying any cash dividends, thereon, in the near term.

Item 6.

Selected Financial Data



                                              Year Ended April 30,
                                    2000     1999     1998     1997     1996
                                      (In thousands except per share data)

Net sales. . . . . . . . . . . . $ 9,002  $ 9,119  $ 8,261  $ 7,325  $ 6,642
Net income (loss). . . . . . . .     202      462      484      (63)    (254)
Net income (loss) per common
 share - basic . . . . . . . . .     .07      .17      .18     (.02)    (.09)
Net income (loss) per common
 share - diluted . . . . . . . .     .07      .16      .17     (.02)    (.09)

Financial Position:
 Total assets. . . . . . . . . .   8,611    9,165    9,022    6,093    5,902
 Short-term obligations. . . . .   1,988    1,926    1,838    1,493    1,433
 Long-term obligations . . . . .   1,947    2,765    3,172    1,072      842
 Stockholders' equity. . . . . . $ 4,676  $ 4,474  $ 4,012  $ 3,528  $ 3,627

During the periods presented, no cash dividends were declared.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview

    The Company's operating results for the fiscal year ended April 30, 2000 showed a 1% decrease in sales and a 56% decrease in after tax profit. The lower profit is primarily due to lower sales in the Midwest which resulted in reduced operating income.

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

    Milastar has net operating loss carry forwards for state and federal purposes of approximately $2,994,000 and $1,089,000, respectively, available to offset future taxable income, if any, which in the future may enhance earnings as well as cash flow. See note 5 to "Notes to Consolidated Financial Statements."


         Results of Operations

    Fiscal 2000 Compared to Fiscal 1999. Net sales for fiscal 2000 totaled $9,002,000, a 1% decrease from $9,119,000 in fiscal
1999. The sales decrease was primarily attributable to changes in the economy which resulted in higher sales in the New England area being offset by lower sales in the Midwest.

    Cost of sales of $6,478,000 (72% of sales) in fiscal 2000 increased $205,000 from $6,273,000 (69% of sales) in the previous fiscal year. The dollar increase was primarily attributable to additional payroll and supply costs at the New England facility which was the result of increased production in that territory. Gross profit decreased by $322,000, from $2,846,000 in fiscal 1999 to $2,524,000 in fiscal 2000. The decrease in gross profit is the result of a combination of increased operating costs at the New England plant and lower sales in the Midwest.

    Selling, general and administrative expense increased as a percentage of sales to 22% in fiscal 2000, up 1% from 21% in fiscal 1999. The increase as a percent of sales is the result of relatively fixed overhead costs being absorbed by lower net sales.

    Total other expense amounted to $353,000 in fiscal 2000, compared with other expense of $333,000 reported in fiscal 1999. The increase was primarily attributable to lower interest expense in fiscal 2000 being offset by a $54,000 net gain on a settlement of a non-compete agreement in fiscal 1999.

    The Company recorded an income tax benefit of $109,000 in fiscal 2000 compared with an income tax expense of $12,000 in fiscal
1999. The recording of the refund was the result of the reversal of a $118,000 reserve that was set up in fiscal 1997 for a tax refund received in that same period.


    Fiscal 1999 Compared to Fiscal 1998. Net sales for fiscal 1999 totaled $9,119,000, a 10% increase from $8,261,000 in fiscal
1998. The increase was primarily attributable to additional production capacity as a result of the March 1998 acquisition of the Rogers, MN facility.

    Cost of sales as a percentage of sales was 69% in both fiscal 1999 and 1998. Gross profit increased by $304,000, from $2,542,000 in fiscal 1998 to $2,846,000 in fiscal 1999. The increase in gross profit was the result of a combination of higher sales and the proportionately increased costs associated with the operation of the Rogers, MN plant.

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

         Effects of Inflation

    During fiscal 2000 and 1999 the Company's monetary liabilities materially exceeded its monetary assets resulting in a net negative monetary position. In periods in which the general price-level index is rising (inflation), it is advantageous to maintain a net negative monetary position. During periods of significant price inflation, the Company's purchasing power could be eroded if the value of the Company's underlying tangible assets fail to appreciate in value. Under such a scenario, the Company may be positioned to raise prices to offset the inflation effect and in addition take advantage of revaluation of underlying tangible assets to bolster borrowing capacity. There is no clear correlation between the effects of inflation and the Company's earning capacity.

         Liquidity and Capital Resources

    At April 30, 2000, the Company had negative working capital of $361,000 compared with $159,000 of negative working capital as of April 30, 1999, and the ratio of current assets to current liabilities was 0.8 to 1.0 and 0.9 to 1.0 at April 30, 2000 and 1999, respectively. Cash and current receivables represented
83% (82% at April 30, 1999) and 16% (16% at April 30, 1999) of
total current assets and total assets, at April 30, 2000, respectively.

    During fiscal 2000 cash provided by operating activities amounted to $1,303,000 compared with cash provided of $1,314,000 in fiscal 1999. The Company added $610,000 to property, plant and equipment in fiscal 2000 compared with $1,194,000 in the previous year. Working capital requirements for fiscal 2000 were funded primarily from available cash, cash generated from operations and short-term borrowings under the line of credit.

    The Company believes it has sufficient capital resources to meet its fiscal 2001 operations and equipment acquisitions cash flow requirements.




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


         Market Risks

      The Company is exposed to certain market risks with its $500,000 line of credit of which $250,000 is outstanding at April 30, 2000. The line bears interest at the bank's reference rate plus .25%.


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





Item 8.  Financial Statements and Supplementary Data


             INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Milastar Corporation:

We have audited the consolidated balance sheets of Milastar Corporation and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in stockholders' equity and comprehensive income for each of the fiscal years in the three-year period ended April 30, 2000. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milastar Corporation and subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended April 30, 2000 in conformity with auditing principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP

Minneapolis,  Minnesota
June 2, 2000

Milastar Corporation and Consolidated Subsidiaries
Financial Statements

      Milastar Corporation and Consolidated Subsidiaries
                      Financial Statements

                 CONSOLIDATED BALANCE SHEETS

                   April 30, 2000 and 1999

                           ASSETS

                                                    2000             1999
Current assets:
Cash and cash equivalents. . . . . . . .           56,000           19,000
Accounts and other receivables:
 Trade, less allowance for doubtful
  accounts of $50,000 in 2000 and
  50,000 in 1999 . . . . . . . . . . . .        1,281,000        1,408,000
 Other . . . . . . . . . . . . . . . . .           16,000           14,000
Inventory. . . . . . . . . . . . . . . .          116,000          167,000
Prepaid supplies and other . . . . . . .          158,000          159,000

    Total current assets . . . . . . . .        1,627,000        1,767,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .          420,000          420,000
 Buildings and improvements. . . . . . .        2,274,000        2,145,000
 Deposits on equipment . . . . . . . . .           45,000
 Equipment . . . . . . . . . . . . . . .        8,704,000        8,314,000
                                               11,443,000       10,879,000
  Less accumulated depreciation. . . . .       (4,714,000)      (3,831,000)
                                                6,729,000        7,048,000
Other assets:
 Non-compete agreements, net of
   accumulative amortization of
   $191,000 & $96,000 respectively . . .          255,000          350,000

    Total assets . . . . . . . . . . . .        8,611,000        9,165,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements

                 CONSOLIDATED BALANCE SHEETS

                   April 30, 2000 and 1999

            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    2000             1999
Current liabilities:
Note payable to bank . . . . . . . . . .          250,000          100,000
Current maturities of long-term debt . .          844,000          792,000
Accounts payable . . . . . . . . . . . .          382,000          321,000
Income taxes payable . . . . . . . . . .                           121,000
Accrued payroll and benefits . . . . . .          303,000          332,000
Accrued real estate taxes. . . . . . . .          105,000          106,000
Other accrued liabilities. . . . . . . .          104,000          154,000

    Total current liabilities. . . . . .        1,988,000        1,926,000

Long-term debt, less current
 maturities. . . . . . . . . . . . . . .        1,947,000        2,765,000

    Total liabilities. . . . . . . . . .        3,935,000        4,691,000

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock, Class A, $.05 par
 value.  Authorized 7,500,000 shares,
 issued and outstanding 2,738,264
 shares in 2000 and 1999 . . . . . . . .          137,000          137,000
Note receivable from officer . . . . . .          (20,000)         (20,000)
Additional paid-in capital . . . . . . .        1,666,000        1,666,000
Retained earnings. . . . . . . . . . . .        2,893,000        2,691,000

   Total stockholders' equity. . . . . .        4,676,000        4,474,000

    Total liabilities and
     stockholders' equity. . . . . . . .        8,611,000        9,165,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements


            CONSOLIDATED STATEMENTS OF OPERATIONS

                Fiscal Years Ended April 30,


                                       2000             1999             1998
Net sales. . . . . . . . . . . .   9,002,000        9,119,000        8,261,000
Cost of sales. . . . . . . . . .   6,478,000        6,273,000        5,719,000

Gross profit . . . . . . . . . .   2,524,000        2,846,000        2,542,000
Selling, general and
 administrative expenses . . . .   1,983,000        1,954,000        1,851,000
Amortization of non-compete
 agreements. . . . . . . . . . .      95,000           85,000           35,000

Operating income . . . . . . . .     446,000          807,000          656,000

Other income (expense):
 Dividend and interest income. .       2,000            8,000           15,000
 Interest expense. . . . . . . .    (290,000)        (346,000)        (177,000)
 Net gain on settlement
  of non-compete agreement . . .                       54,000
 Net gain (loss) on sale
  of property and equipment. . .     (65,000)         (49,000)           4,000
Total other expense. . . . . . .    (353,000)        (333,000)        (158,000)

Income before income taxes . . .      93,000          474,000          498,000
Income tax expense (benefit) . .    (109,000)          12,000           14,000

Net income . . . . . . . . . . .     202,000          462,000          484,000

Net income per Class A
 common share - basic. . . . . .         .07              .17              .18

Net income per Class A
 common share - diluted. . . . .         .07              .16              .17

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                Fiscal Years Ended April 30,

                                       2000             1999             1998
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income . . . . . . . . . .     202,000          462,000          484,000
  Adjustments to reconcile
   net income to net
   cash provided by operating
   activities:
   Depreciation and
    amortization . . . . . . . .     999,000          895,000          718,000
  Net gain on settlement
    of non-compete agreement . .                      (54,000)
  Net loss (gain) on disposal
    of property and equipment. .      65,000           49,000           (4,000)
 Changes in operating assets
   and liabilities, net of
   effect of the purchase of
   the net assets of a business:
   Accounts and other
    receivables. . . . . . . . .     125,000          (74,000)          78,000
   Inventory . . . . . . . . . .      51,000          (14,000)          32,000
   Prepaid supplies and other. .       1,000          (20,000)          14,000
   Accounts payable and
    accrued expenses . . . . . .     (19,000)          69,000         (538,000)
   Income taxes payable. . . . .    (121,000)           1,000

Net cash provided by
 operating activities. . . . . .   1,303,000        1,314,000          784,000

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Purchases of  property, plant
   and equipment, net of effect
   of the purchase of the net
   assets of a business. . . . .    (610,000)      (1,194,000)        (656,000)
  Proceeds from disposal of
   property, plant and
   equipment . . . . . . . . . .       5,000           39,000           24,000
  Deposits made for equipment. .     (45,000)                         (279,000)
  Payment for purchase of net
   assets of a business. . . . .                                      (174,000)

Net cash used in investing
 activities. . . . . . . . . . .    (650,000)      (1,155,000)      (1,085,000)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from bank line
   of credit . . . . . . . . . .     150,000          100,000
  Principal payments of
   long-term debt. . . . . . . .    (766,000)        (789,000)        (317,000)
  Proceeds from issuance of
   long-term debt, net of effect
   of the purchase of the net
   assets of a business. . . . .                      485,000          776,000
   Repayments on note
    payable - stockholder. . . .                     (100,000)         (65,000)

Net cash provided by (used in)
 financing activities. . . . . .    (616,000)        (304,000)         394,000

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS. .      37,000         (145,000)          93,000

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR . . . . . . .      19,000          164,000           71,000

CASH AND CASH EQUIVALENTS,
 END OF YEAR . . . . . . . . . .      56,000           19,000          164,000

Supplemental disclosures of
 cash flow information:
  Cash paid during the year for:
   Interest. . . . . . . . . . .     277,000          346,000          181,000
   Income taxes. . . . . . . . .       9,000           12,000           14,000
Supplemental disclosures of
 non-cash investing and
 financing activities:
  Capital lease obligations for
   purchases of equipment. . . .                       15,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements



  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

      Fiscal Years Ended April 30, 2000, 1999 and 1998




                                            Note
                    Common     Common    receivable   Additional                   Total
                    Stock      Stock        from       paid in     Retained     Stockholders'
                    Shares     Amount     officer      capital     earnings        Equity

Balance,
April 30, 1997 .  2,738,264    137,000     (20,000)   1,666,000    1,745,000     3,528,000

Net income
for 1998 . . . .                                                     484,000       484,000

Balance,
April 30, 1998 .  2,738,264    137,000     (20,000)   1,666,000    2,229,000     4,012,000

Net income
for 1999 . . . .                                                     462,000       462,000

Balance,
April 30, 1999 .  2,738,264    137,000     (20,000)   1,666,000    2,691,000     4,474,000

Net income
for 2000 . . . .                                                     202,000       202,000

Balance,
April 30, 2000 .  2,738,264    137,000     (20,000)   1,666,000    2,893,000     4,676,000


The accompanying notes are an integral part of these financial statements.

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

    The estimated useful lives of the fixed assets are as follows:


                 Buildings . . . . . . . . . . .35 to 40 years
                 Equipment . . . . . . . . . . . 5 to 12 years
                 Vehicles. . . . . . . . . . . . 3 to 5 years

    Other assets - Other assets are comprised of one five-year non-compete agreement which is being amortized over 60 months using the straight-line method.

    Income taxes - Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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


    Impairment of long-lived assets and long-lived assets to be disposed of - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    Stock-based compensation - The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of the common stock exceeds the exercise price of the stock option on the date of grant. (See note 7).

    Earnings per share - Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS includes the effect of all dilutive potential common shares (primarily related to stock options).

      New Accounting Rules - During 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133", is effective for us in our fiscal 2002. We are assessing the impact of adoption of SFAS 133 on our financial statements.

      Revenue Recognition - The Company recognizes revenue when the metallurgical services have been completed and the product has been received by the customer.


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

    The Company paid $174,000 in cash and issued a note payable in the amount of $454,000 to the former owner of TCST for the remainder of the purchase price.

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

    The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of fiscal 1997, after giving effect to certain adjustments, including amortization of the non-compete agreement, interest expense on the acquisition debt and related tax effects. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.




                                              Fiscal 1998         Fiscal 1997
    Net sales                             $     10,092,000    $      9,248,000
    Net income                                     737,000             111,000
    Net income per common share - basic                .27                 .04
    Net income per common share - diluted $            .25                 .04

3  LONG-TERM DEBT

               Long-term debt consisted of the following at April 30:

                                                           2000          1999

Amount due under loan agreement
 with GE Capital, payable in
 monthly installments of varying
 amounts, including interest at
 10.3%  through October, 2000                       $    352,000  $    551,000
Amount due under loan agreement
 with First Mass Bank as part of the
 purchase of NEMT, payable in monthly
 installments of $9,926, including
 interest at 8.85% through April, 2000                                 114,000
Amount due under loan agreement
with TCF National Bank as part of
the purchase of TCST, payable in
monthly installments of $21,896,
including interest at 8.2% through
March, 2003                                              675,000       858,000
Amount due under loan agreement
with TCF National Bank as part of
the purchase of TCST, payable in
monthly installments of $5,891
including interest at 9.4% through
May, 2017                                                601,000       614,000
Amount due under loan agreement
 with the Small Business
 Administration, facilitated by
 TCF National Bank, as part of the
 purchase of TCST, payable in monthly
 installments of $4,321 including
 interest at 7.4% through December, 2016                 478,000       493,000
Amount due under loan agreement with
 Marvin Schendel as part of the
 purchase of TCST, payable in monthly
 installments of $10,000, including
 interest at 8.0% through September, 2002                255,000       350,000
Amount due under loan agreement
with TCF National Bank, payable in
monthly installments of $9,840
including interest at 8.0% through
July, 2004                                               344,000       424,000
Capital lease obligations, secured by
 specific equipment                                       86,000       153,000
                                                       2,791,000     3,557,000
Less current maturities                                 (844,000)     (792,000)

Total long-term debt                                 $  1,947,000 $  2,765,000

    Maturities of long-term debt and capitalized lease obligations for each of the five years following April 30, 2000 are as follows:

               2001                   $     844,000
               2002                         523,000
               2003                         411,000
               2004                          76,000
               2005 and thereafter          937,000
               Total obligations      $   2,791,000

    Total interest expense incurred on long-term debt and capitalized lease obligations for the years ended April 30, 2000, 1999 and 1998 amounted to $290,000, $343,000 and $158,000, respectively.

4   BANK CREDIT LINE

    The Company has a revolving line of credit with its bank, which permits borrowings of up to $500,000. Borrowings under the agreement bear interest at the bank's reference rate plus .25% and are secured by the general assets of the Company (rate at April 30, 2000 and April 30, 1999 was 9.0% and 7.75%,
respectively). The agreement contains covenants that, among other things, require the Company to maintain a minimum capital base, current ratio, and other financial ratios. The current agreement, which is subject to annual renewal by the Company and the bank, expires on August 30, 2000. At April 30, 2000 and
1999, borrowings outstanding under this agreement were $250,000 and $100,000, respectively.


5  INCOME TAXES

   Income tax expense attributable to net income (loss) from operations consists of:


                                           Current       Deferred       Total
   Year ended April 30, 2000:
    U.S. Federal                       $  (118,000)    $        -   $ (118,000)
    State and local                          9,000              -        9,000
       Total                           $  (109,000)    $        -   $ (109,000)

   Year ended April 30, 1999:
    U.S. Federal                       $         -     $        -   $        -
    State and local                         12,000              -       12,000
       Total                           $    12,000     $        -   $   12,000

  Year ended April 30, 1998:
    U.S. Federal                       $     7,000     $        -   $    7,000
    State and local                          7,000              -        7,000
       Total                           $    14,000     $        -   $   14,000


    The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to operations for the following reasons:


                                             2000           1999         1998

  Computed expected tax expense
   (benefit) at 34%                    $     31,500    $  161,500  $   169,600
  State taxes, net of federal
   effect                                     5,900         7,900       (1,500)
  Decrease in valuation allowance           (22,800)     (161,500)    (323,900)
  Adjustments to prior year
   temporary differences                          -             -      161,400
  Tax benefit from reduction of
   carryback loss reserve                  (118,000)            -            -
  Other net                                  (5,600)        4,100        8,400
                                       $   (109,000)       12,000   $   14,000

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at
April 30, 2000 and 1999 are as follows:
                                      2000       2000       1999       1999
                                    Current  Non-current  Current  Non-current
  Allowance for doubtful
   accounts                       $  19,400  $       -  $  20,800  $       -
  Accrued vacation pay               38,500          -     16,100          -
  Accrued legal fees                      -          -     11,600          -
  Accrued bonus                       9,700          -     27,200          -
  Differences in tax and
   book depreciation of
   plant and equipment                    -   (644,800)         -   (596,500)
  Differences in tax and
   book amortization of
   intangibles                            -     49,400          -     23,700
  Foreign tax credit
   carryforward                           -          -          -     16,600
  Alternative minimum tax
   credit carry forwards                  -     74,700          -     76,300
  State net operating loss
   carryforward                           -    248,900          -    232,900
  Federal net operating loss
   carryforwards, net of state
   net operating loss impact              -    285,700          -    275,600
  Capital loss carryover                  -    216,100          -    216,100
    Total gross deferred tax asset   67,600    230,000     75,700    244,700
  Less valuation allowance          (67,600)  (230,000)   (75,700)  (244,700)
  Net deferred tax asset          $       -  $       -  $       -  $       -

     A reconciliation of the valuation allowance for deferred taxes is as follows:

                                                    2000           1999

  Valuation allowance at beginning of year     $  320,400     $  509,400
  Decrease in allowance                           (22,800)      (189,000)
  Valuation allowance at end of year           $  297,600     $  320,400

    At April 30, 2000, the Company has net operating loss carry forwards for federal purposes of $1,089,000 which are available to offset future federal taxable income, if any, and expire between April 30, 2007 and April 30, 2012. The Company also has net operating loss carry forwards for state purposes of $2,994,000 which are available to offset future state taxable income, if any, and expire between April 30, 2007 and April 30, 2014. The Company also has federal and state alternative minimum tax credit carry forwards of approximately $75,000 which are available to reduce future federal and state regular income taxes, if any, over an indefinite period.

    The valuation allowance for the period ended April 30, 2000 was $297,600. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax carryover periods available, and tax planning strategies in making this assessment. Based upon historical levels of taxable income, management believes it is more likely than not the Company will realize the benefits of its deferred tax assets, net of the existing valuation allowance at April 30, 2000.

    On March 8, 1996, the Company filed Form 1139 "Corporate Application for Tentative Refund," to carry back losses under
Section 172(f) of the Internal Revenue Code, for a refund amount of $146,300. The Company was notified in April 1996 that the IRS had allowed the carry back loss and it received a refund in June 1996. Section 172(f) is an area of the tax law without
substantial legal precedent or guidance.   Consequently, a
reserve of $118,000 had been recorded in the amount of the refund net of the collection expenses which would be reimbursed if the Company's position did not withstand any such challenge and the refund was reversed. Due to the expiration of the statute of limitations, the reserve has been reduced to zero in fiscal 2000 and has been reflected in the consolidated statements of operations as a tax benefit.


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

    In accordance with the terms of an Executive Employment Agreement dated as of April 12, 1989, between the Company and L. Michael McGurk, the then Vice President and Secretary of the Company, and a Stock Option Agreement dated as of April 12, 1989, between the Company and Lance H. Duncan, the then President of the Company, the Company granted each of Messrs. McGurk and Duncan options to purchase 100,000 shares of the Company's Class A Stock at $1.125 per share, the average of the closing "bid" and "ask" quotations for a share of the Company's Class A Stock on the date of grant. The unexercised options granted to Messrs. McGurk and Duncan expired on April 12, 2000. On April 26, 2000 the board of directors elected to extend Messrs. McGurk's and Duncan's options to April 12, 2010 at a price of $0.4375 per share.

7   STOCK OPTION PLAN

    In accordance with the Milastar Corporation Stock Option Plan (the "Option Plan") options to purchase 800,000 shares of Class
A Stock may be granted to directors, key employees and key consultants. The options granted under the Option Plan may be incentive or nonstatutory stock options and are subject to approval by a stock option committee (the "Committee") comprised of one or more disinterested persons and appointed by the Board of Directors. Nonstatutory options have a per share exercise price of not less than 85% of the fair market value of a share of Class A Stock on the effective date of the grant of the stock option while incentive options have a per share exercise price of not less than 100% of the fair market value of a share of Class A Stock on the effective date of the grant. Options are exercisable in such installments and during such period as may be fixed by the Committee at the time of grant, but no option is exercisable after the expiration of ten years from the date of grant of such option.

               Transactions for 2000, 1999 and 1998 are as follows:
                                             2000          1999          1998

  Options outstanding May 1                368,666       368,666       273,666
  Granted                                  225,000                      95,000
  Exercised
  Canceled
  Options outstanding at April 30          593,666       368,666       368,666
  Weighted average exercise
   price at April 30                      $  .4880      $  .6380      $  .6640
  Option price range at April 30          $  .4375      $  .5625      $  .5625
                                               to            to            to
                                             .9609         .9609         .9609
  Options exercisable at April 30          593,666       368,666       368,666
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

                                             2000          1999          1998
Net income (loss) - as reported       $   202,000    $  462,000   $   484,000
Net income (loss) - pro forma         $   160,000    $  462,000   $   464,000
Net income (loss) per
 share - basic - as reported          $       .07    $      .17   $       .18
Net income (loss) per
 share - basic - pro forma            $       .06    $      .17   $       .17

       The pro forma amounts may not be representative of the effects on reported net income (loss) for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the following years:

                                             2000          1999          1998
  Dividend yield                               0%            0%            0%
  Expected volatility                         64%           48%           59%
  Risk-free interest rate                    6.0%          6.0%          6.0%
  Expected lives                          10 years       5 years       5 years



    At April 30, 2000, the weighted average remaining contractual life of the outstanding options was 3.7 years.

8   RELATED PARTY TRANSACTIONS

    Notes Receivable

    The Company entered into a note during fiscal 1993 with L. Michael McGurk, President, Chief Operating Officer and a director of the Company who, with the encouragement of the Company, bought 15,000 shares of Milastar Class A Common Stock and entered into a note with the Company. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 2001. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note.

    Total interest income related to this note for the fiscal years ended April 30, 2000, 1999 and 1998 amounted to $3,000, $3,000 and $3,000, respectively.

    Notes Payable

    During fiscal 1995 the Company entered into a series of note payable transactions which at April 30, 2000 had a balance of $0, including accrued interest, payable to J. Russell Duncan, Chairman of the Board and a director of the Company. The notes bore an interest rate of 8% and were payable on demand. The Company classified the notes payable as a current liability. Total interest expense related to this note payable for the fiscal years ended April 30, 2000, 1999 and 1998 was $0, $0 and $5,000, respectively.

    During fiscal 1996 the Company entered into a $100,000 note payable, which at April 30, 2000 had a balance of $0, including accrued interest, to L. Michael McGurk, President, Chief Operating Officer and a director of the Company. The note bore an interest rate of 8.7% and was payable on demand. The Company classified the note payable as a current liability. Total interest expense related to this note payable for the fiscal years ended April 30, 2000, 1999 and 1998 was $0, $8,000 and
$9,000, respectively.


9   INCOME PER COMMON SHARE

    The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the years ended April 30, 2000, 1999 and 1998:

                                             2000          1999          1998
Weighted shares of Class A
 Stock outstanding - basic               2,738,264     2,738,264     2,738,264
Weighted shares of Class A
 Stock assumed upon exercise
 of stock options                          360,681        80,533       196,941
Weighted shares of Class A
 Stock outstanding - diluted             3,098,945     2,818,817     2,935,205

10  OPERATING LEASE COMMITMENTS

    Leased property is comprised of Company automobiles, plant equipment and two buildings. The buildings represent the majority of future minimum rental payments. The leases are renewable and provide for the Company to pay all real estate taxes and maintenance expenses.

    Future minimum rental payments under noncancellable operating leases, excluding real estate taxes, are as follows:

               2001         $     163,000
               2002                70,000
               2003                17,000
               2004                15,000
               2005                15,000
               Thereafter           9,000
                            $     289,000

      Total rent expense, excluding real estate taxes, for the fiscal years ended April 30, 2000, 1999 and 1998 was $208,000,
$211,000 and $203,000, respectively.


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


12    SUBSEQUENT EVENTS

      On May 5, 2000, the Company signed a letter of intent to sell New England Metal Treating Corporation located in Auburn,
Massachusetts, a wholly owned subsidiary of Flame Metals.  The
Company anticipates no loss will be incurred as a result of this transaction.

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


                       PART IV

Item 14.
    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

                                                                   Page No.
  1. Financial Statements
      Auditors' Report                                                8
      Consolidated Balance Sheets at April 30, 2000 and 1999        9 - 10
      Consolidated Statements of Operations for
       the three years ended April 30, 2000                          11
      Consolidated Statements of Cash Flows for
       the three years ended April 30, 2000                          12
      Consolidated Statements of Changes in
       Stockholders' Equity for the
       three years ended April 30, 2000                              13
      Notes to Consolidated Financial Statements                   14 - 22

  2.  Financial Statement Schedules
      Schedule II-Valuation and Qualifying Accounts                24

      Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

  3.  Exhibits                                                       23

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

                      Subsidiary                     State of Incorporation
            Flame Metals Processing Corporation             Delaware
            New England Metal Treating Corporation       Massachusetts

      (b)   Reports on Form 8-K:

            None.

Milastar Corporation and Consolidated Subsidiaries



               Schedule II

      VALUATION AND QUALIFYING ACCOUNTS




                        Balance                                       Balance
                     at beginning                                      at end
                        of year      Additions    Deductions (1)      of year

Allowance for doubtful accounts:

   April 30, 2000   $    50,000    $     4,000     $   4,000      $   50,000

   April 30, 1999   $    50,000    $     8,000     $   8,000      $   50,000

   April 30, 1998   $    35,000    $    21,000     $   6,000      $   50,000

   (1)  Direct write-off of accounts deemed uncollectible.

Milastar Corporation and Consolidated Subsidiaries

                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




                                                 MILASTAR CORPORATION
                                                     (REGISTRANT)



                                              By:   /s/ J. RUSSELL DUNCAN
                                                        J. Russell Duncan
                                                      Chairman of the Board
                                                      Dated:  July 28, 2000



  Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated this report of the Registrant and in the capacities indicated on July 28, 2000.





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