Form 10-Q
period 2000-07-31
MILASTAR CORP
filed 2000-09-14
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended July 31, 2000

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


At July 31, 2000, 2,738,264 shares of common stock of the Registrant were issued and outstanding.



  MILASTAR CORPORATION AND SUBSIDIARIES


                        PART I

Item 1. Financial Statements

   The condensed financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2000.

   The condensed financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments
(consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company for the periods presented.


              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                    July 31,       April 30,
                                                      2000           2000
                                                  (unaudited)      (audited)
Current assets:
Cash and cash equivalents. . . . . . . .             86,000          56,000
Accounts receivable:
 Trade, less allowance for doubtful
 accounts of $55,000 (July 31, 2000)
 and $50,000 (April 30, 2000). . . . . .          1,249,000       1,281,000
 Other . . . . . . . . . . . . . . . . .             17,000          16,000
Inventory. . . . . . . . . . . . . . . .            132,000         116,000
Prepaid expenses and other . . . . . . .            145,000         158,000

    Total current assets . . . . . . . .          1,629,000       1,627,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .            420,000         420,000
 Buildings and improvements. . . . . . .          2,285,000       2,274,000
 Deposits on equipment . . . . . . . . .                             45,000
 Equipment . . . . . . . . . . . . . . .          9,111,000       8,704,000
                                                 11,816,000      11,443,000
  Less accumulated depreciation. . . . .         (4,949,000)     (4,714,000)
                                                  6,867,000       6,729,000
Other assets:
Non-compete agreement, net of
  accumulated amortization of
  of $215,000 & $191,000 respectively. .            231,000         255,000

    Total assets . . . . . . . . . . . .          8,727,000       8,611,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable to bank  . . . . . . . . .            250,000         250,000
Current maturities of long-term debt . .            788,000         844,000
Accounts payable . . . . . . . . . . . .            478,000         382,000
Income taxes payable . . . . . . . . . .              1,000
Accrued payroll and benefits . . . . . .            322,000         303,000
Accrued real estate taxes. . . . . . . .             79,000         105,000
Other accrued liabilities. . . . . . . .            151,000         104,000

    Total current liabilities. . . . . .          2,069,000       1,988,000

Long-term debt,
 less current maturities . . . . . . . .          1,827,000       1,947,000

    Total liabilities. . . . . . . . . .          3,896,000       3,935,000

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock,  $.05 par value;
 authorized 7,500,000 shares, issued
 and outstanding 2,728,264 shares at
 July 31, 2000 and April 30, 2000. . . .            137,000         137,000
Note receivable from officer . . . . . .            (20,000)        (20,000)
Additional paid-in capital . . . . . . .          1,666,000       1,666,000
Retained earnings. . . . . . . . . . . .          3,048,000       2,893,000

   Total stockholders' equity. . . . . .          4,831,000       4,676,000

   Total liabilities and
    stockholders' equity . . . . . . . .          8,727,000       8,611,000

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended July 31,
                                (Unaudited)

                                                     2000            1999

Net Sales. . . . . . . . . . . . . . . .          2,484,000       2,183,000
Cost of Sales. . . . . . . . . . . . . .          1,677,000       1,639,000

Gross margin . . . . . . . . . . . . . .            807,000         544,000

Selling general and administrative
 expenses. . . . . . . . . . . . . . . .            560,000         450,000
Amortization of non-compete agreement. .             24,000          20,000

Operating income . . . . . . . . . . . .            223,000          74,000

Other expense:
 Interest expense. . . . . . . . . . . .            (67,000)        (70,000)

  Total other expense. . . . . . . . . .            (67,000)        (70,000)

Income before provision for
 income taxes. . . . . . . . . . . . . .            156,000           4,000
Provision for income taxes . . . . . . .              2,000           2,000


Net income . . . . . . . . . . . . . . .            154,000           2,000

Net income per Class A
 common share - basic. . . . . . . . . .                .06             .00

Net income per Class A
 common share - diluted. . . . . . . . .                .06             .00

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended July 31,
                           (Unaudited)


                                                     2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . .            154,000           2,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization . . . .            259,000         283,000

  Changes in operating assets and
   liabilities:
   Accounts and other receivables. . . .             31,000         185,000
   Inventory . . . . . . . . . . . . . .            (16,000)          7,000
   Prepaid supplies and other. . . . . .             13,000         (36,000)
   Accounts payable and accrued
    expenses . . . . . . . . . . . . . .            138,000        (131,000)

 Net cash provided by operating
  activities . . . . . . . . . . . . . .            579,000         310,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant
  and equipment. . . . . . . . . . . . .           (373,000)       (153,000)

 Net cash used in investing
  activities . . . . . . . . . . . . . .           (373,000)       (153,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank line of credit . . .                             50,000
 Principal payments on long-term debt. .           (176,000)       (171,000)
  Net cash used in
  financing activities . . . . . . . . .           (176,000)       (121,000)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . .             30,000          36,000

CASH AND CASH EQUIVALENTS BALANCE
 AT BEGINNING OF YEAR. . . . . . . . . .             56,000          19,000

CASH AND CASH EQUIVALENTS BALANCE
 AT END OF THE FIRST QUARTER . . . . . .             86,000          55,000


Supplemental disclosures of cash flow information:
 Cash paid during the first quarter for:
  Interest . . . . . . . . . . . . . . . .           67,000          71,000

  Income taxes . . . . . . . . . . . . . .            1,000           6,000


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

    The consolidated financial statements as of July 31, 2000 and for the three month periods ended July 31, 2000 and July 31, 1999, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the note thereto included in the Company's 2000 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.



2   RELATED PARTY TRANSACTIONS

    Notes Receivable

    The Company entered into a note during fiscal 1993 with L. Michael McGurk, President, Chief Operating Officer and a director of the Company who, with the encouragement of the Company, bought 15,000 shares of Milastar Class A Common Stock and entered into a note with the Company. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 2001. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note. Total interest income related to this note for both fiscal quarters ended July 31, 2000 and 1999 was $600.



3   INCOME PER COMMON SHARE

    The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the quarters ended July 31, 2000 and 1999:


                                              Three Months Ended July  31,

                                                    2000         1999
Weighted shares of Class A Stock
 outstanding - basic. . . . . . . . . .          2,738,264    2,738,264

Weighted shares of Class A Stock
 assumed upon exercise of stock
 options. . . . . . . . . . . . . . . .                  0      248,920

Weighted shares of Class A Stock
 outstanding - diluted. . . . . . . . .          2,738,264    2,987,184



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

    Three Months Ended July 31, 2000 as Compared with the Three Months Ended July 31, 1999. The Company recorded sales of $2,484,000 during the first quarter of fiscal year 2001 as compared with $2,183,000 for the same period last year, a $301,000 (14%) increase. The sales increase was primarily attributable to a stronger economy for the heat treating industry in the Midwest.

    Cost of sales of $1,677,000 (68% of net sales) during the first quarter of fiscal year 2001 increased $38,000 (2%) from $1,639,000 (75% of net sales) for the same period a year earlier. The percentage decrease relative to sales is due to the fixed nature of the majority of these costs. Gross margin increased to $807,000 as compared with $544,000 for the prior year first quarter.

    Selling, general and administrative (SG&A) expenses of $560,000 (23% of net sales) increased $110,000 (24%) from $450,000
(21% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to an increase in the provision for incentive compensation.

    The Company recorded operating income of $223,000 in the first quarter of fiscal 2001 as compared with operating income of $74,000 recorded in the prior year first quarter. The increase in operating income in the first quarter of fiscal year 2001 is primarily attributable to higher sales and relatively fixed costs.


    Total other expense amounted to $67,000 in the first quarter of fiscal 2001 as compared with other expense of $70,000 in the first quarter of last year. Other expense in both first quarters relates to interest expense.

    The Company recorded net income of $154,000 in the first quarter of fiscal 2001 as compared with net income of $2,000 in the prior year first quarter.


Income Taxes

    The provision for income taxes for the three months ended
July 31, 2000 was $2,000, or an effective tax rate of 1.3%, compared to a provision for income taxes of $2,000, or an effective tax rate of 50%, for the three months ended July 31, 1999. The low effective income tax rate, compared to the federal statutory rate of 34% plus state and local taxes in fiscal 2001, is due to a reduction in the valuation allowance resulting from the utilization of net operating loss carryforwards in the current year period.


Liquidity and Capital Resources

    At July 31, 2000, the Company had negative working capital of $440,000 compared with $361,000 of negative working capital at April 30, 2000 and the ratio of current assets to current liabilities was 0.8 to 1.0 for both periods. Cash and accounts receivables represented 82% (83% at April 30, 2000) and 15% (16% at April 30, 2000) of total current assets and total assets, respectively. During the first quarter of fiscal 2001, net cash provided by operating activities amounted to $579,000 compared to $310,000 provided by operating activities in the first quarter of fiscal 2000. Working capital requirements for the first quarter of fiscal 2001 was funded primarily from available cash and cash generated from operations. The Company believes anticipated cash flows from operations and its line of credit will be adequate to satisfy projected operating requirements through the foreseeable future.

    In August 2000, the Company refinanced its note payable to bank (line of credit) and established a term note payable. The total note payable of $825,000 included borrowings for the purchase of equipment. The amount available on the line of credit after the refinancing is $500,000.


New Accounting Pronouncements

    During 1999, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 with respect to the effective date and SFAS No. 138 with respect to certain hedging activities), which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company will be required to adopt the new standard beginning in fiscal 2002. The Company is currently in the process of evaluating the impact of this statement. Its adoption is not expected to materially impact the Company's financial condition or results of operations.


Subsequent Events


    Effective August 24, 2000 the Company sold its wholly owned subsidiary New England Metal Treating Corporation located in Auburn, Massachusetts. The transaction will be recognized in the three month period ended October 31, 2000. The Company does not anticipate a significant gain or loss on the transaction.

    On August 10, 2000, the Company refinanced its note payable to bank (line of credit) and established a term note payable. The note has a 5 year term and bears interest at 8.6%. The new note payable also included additional borrowings for the purchase of equipment. The total new note payable was $825,000.

    The annual maturities of long-term debt and capitalized lease obligations taking into consideration the items above and the existing debt for each of the five years following April 30, 2000 are as follows:


           2001                      903,000
           2002                      618,000
           2003                      514,000
           2004                      189,000
           2005 and thereafter     1,391,000
           Total obligations       3,615,000


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



Item 3.  Qualitative and Quantitative Disclosures About Market
Risk.


Market Risks

    The Company is exposed to certain market risks with its $500,000 line of credit of which $250,000 is outstanding at July
31, 2000. The line bears interest at the bank's reference rate plus .25%.




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


      Dated: September 14, 2000