Form 10-Q
period 2000-10-31
MILASTAR CORP
filed 2000-12-14
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended October 31, 2000

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


At October 31, 2000, 2,738,264 shares of common stock of the Registrant were issued and outstanding.



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


              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                  October 31,     April 30,
                                                      2000           2000
                                                  (unaudited)      (audited)
Current assets:
Cash and cash equivalents. . . . . . . .            537,000          56,000
Accounts receivable:
 Trade, less allowance for doubtful
 accounts of $59,000 (Ocotber 31, 2000)
 and $50,000 (April 30, 2000). . . . . .          1,072,000       1,281,000
 Other . . . . . . . . . . . . . . . . .             17,000          16,000
Inventory. . . . . . . . . . . . . . . .            118,000         116,000
Prepaid expenses and other . . . . . . .            165,000         158,000

    Total current assets . . . . . . . .          1,909,000       1,627,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .            420,000         420,000
 Buildings and improvements. . . . . . .          2,276,000       2,274,000
 Deposits on equipment . . . . . . . . .                             45,000
 Equipment . . . . . . . . . . . . . . .          8,576,000       8,704,000
                                                 11,272,000      11,443,000
  Less accumulated depreciation. . . . .         (4,616,000)     (4,714,000)
                                                  6,656,000       6,729,000
Other assets:
Non-compete agreement, net of
  accumulated amortization of
  of $239,000 & $191,000 respectively. .            207,000         255,000

    Total assets . . . . . . . . . . . .          8,772,000       8,611,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable to bank  . . . . . . . . .                            250,000
Current maturities of long-term debt . .            546,000         844,000
Accounts payable . . . . . . . . . . . .            285,000         382,000
Accrued payroll and benefits . . . . . .            285,000         303,000
Accrued real estate taxes. . . . . . . .             53,000         105,000
Other accrued liabilities. . . . . . . .            104,000         104,000

    Total current liabilities. . . . . .          1,273,000       1,988,000

Long-term debt,
 less current maturities . . . . . . . .          2,458,000       1,947,000

    Total liabilities. . . . . . . . . .          3,731,000       3,935,000

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock,  $.05 par value;
 authorized 7,500,000 shares, issued
 and outstanding 2,728,264 shares at
 October 31, 2000 and April 30, 2000 . .            137,000         137,000
Note receivable from officer . . . . . .            (20,000)        (20,000)
Additional paid-in capital . . . . . . .          1,666,000       1,666,000
Retained earnings. . . . . . . . . . . .          3,258,000       2,893,000

   Total stockholders' equity. . . . . .          5,041,000       4,676,000

Commitments and contingencies (Notes 6 & 7)

   Total liabilities and
    stockholders' equity . . . . . . . .          8,772,000       8,611,000

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                             Three Months Ended         Six Months Ended
                                                 October 31,               October 31,
                                             2000          1999        2000          1999

   Net Sales . . . . . . . . . . . . . .   2,307,000    2,307,000    4,791,000    4,490,000
   Cost of Sales . . . . . . . . . . . .   1,540,000    1,727,000    3,217,000    3,366,000

   Gross margin. . . . . . . . . . . . .     767,000      580,000    1,574,000    1,124,000
   Selling general and administrative
    expenses . . . . . . . . . . . . . .     543,000      475,000    1,103,000      925,000
   Amortization of non-compete
    agreements . . . . . . . . . . . . .      24,000       24,000       48,000       44,000

   Operating income. . . . . . . . . . .     200,000       81,000      423,000      155,000

   Other income (expense):
    Dividend and interest income . . . .       9,000                     9,000
    Interest expense . . . . . . . . . .     (63,000)     (68,000)    (130,000)    (138,000)
    Other            . . . . . . . . . .      68,000                    68,000
   Total other income (expense). . . . .      14,000      (68,000)     (53,000)    (138,000)

   Income before income taxes . . . . .      214,000       13,000      370,000       17,000
   Provision for income taxes.  . . . .        3,000        2,000        5,000        4,000

   Net income        . . . . . . . . . .     211,000       11,000      365,000       13,000

   Net income per common share-basic . .         .08          .00          .13          .00

   Net income per common share-diluted .         .07          .00          .13          .00

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   Six Months Ended October 31,
                           (Unaudited)


                                                     2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . .            365,000          13,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization . . . .            492,000         571,000
   Gain on sale of the net assets
    of a business. . . . . . . . . . . .            (68,000)

  Changes in operating assets and
   liabilities, net of the effect of the
   sale of the net assets of a business:
   Accounts and other receivables. . . .             (3,000)        150,000
   Inventory . . . . . . . . . . . . . .             (2,000)         34,000
   Prepaid supplies and other. . . . . .            (18,000)        (29,000)
   Accounts payable and accrued
    expenses . . . . . . . . . . . . . .           (167,000)        (60,000)

 Net cash provided by operating
  activities . . . . . . . . . . . . . .            599,000         679,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment: . . . . . . . . . . . . . .           (696,000)       (332,000)
 Proceeds from the sale of the net
  assets of a business . . . . . . . . .            615,000
 Net cash used in investing
  activities . . . . . . . . . . . . . .            (81,000)       (332,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (repayments) from bank
  line of credit . . . . . . . . . . . .           (250,000)        100,000
 Principal payments on long-term debt. .           (612,000)       (368,000)
 Proceeds from issuance of
  long-term debt . . . . . . . . . . . .            825,000
 Net cash used in financing
  activities . . . . . . . . . . . . . .            (37,000)       (268,000)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . .            481,000          79,000

CASH AND CASH EQUIVALENTS BALANCE
 AT BEGINNING OF YEAR. . . . . . . . . .             56,000          19,000

CASH AND CASH EQUIVALENTS BALANCE
 AT END OF THE SECOND QUARTER. . . . . .            537,000          98,000


Supplemental disclosures of cash flow information:
 Cash paid during the first six months for:
  Interest . . . . . . . . . . . . . . . .          130,000         138,000

  Income taxes . . . . . . . . . . . . . .            5,000           6,000


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

    The consolidated financial statements as of October 31, 2000 and for the six month periods ended October 31, 2000 and October 31, 1999, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the note thereto included in the Company's 2000 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.


2    RELATED PARTY TRANSACTIONS

     Notes Receivable

     The Company entered into a note during fiscal 1993 with L. Michael McGurk, President, Chief Operating Officer and a director of the Company who, with the encouragement of the Company, bought 15,000 shares of Milastar Class A Common Stock and entered into a note with the Company. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 2002. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note. Total interest income related to this note for both six month periods ended October 31, 2000 and 1999 was $1,200.


3    INCOME PER COMMON SHARE

     The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and six month periods ended October 31, 2000 and 1999:


                             Three Months Ended       Six Months Ended
                                October 31,             October 31,
                              2000        1999        2000        1999
Weighted shares
 outstanding - basic. . .   2,738,264   2,738,264   2,738,264   2,738,264

Weighted shares assumed
 upon exercise of
 stock options. . . . . .      91,354     235,637      51,178     242,376

Weighted shares
 outstanding - diluted. .   2,829,618   2,973,901   2,789,442   2,980,640


4    SALE OF SUBSIDIARY

     On August 25, 2000, the Company sold all of the assets of its wholly owned subsidiary, New England Metal Treating
Corporation located in Auburn, Massachusetts. The Company received $615,000 in cash from the sale and recorded a $68,000 gain. The net book value of the assets sold consisted of the following:

           Machinery & Equipment . . . . . . . . . .  $325,000
           Accounts Receivables. . . . . . . . . . .   211,000
           Other . . . . . . . . . . . . . . . . . .    11,000
           Total . . . . . . . . . . . . . . . . . .  $547,000



5    LONG TERM DEBT

     In August 2000, the Company refinanced its note payable to bank (line of credit) and established a term note payable with interest at 8.6%. The new term note payable of $825,000 included borrowings for the purchase of equipment. The amount available on the line of credit after the refinancing is $500,000.


6    ENVIRONMENTAL ACTIONS

     The Company is currently in discussions with the Minnesota Pollution Control Agency (MPCA) concerning alleged violations of past air permit rules. The MPCA is proposing a $73,000 penalty. Management's position is that the MPCA has waived enforcement action against the Company. However, the Company has established a reserve which it believes is adequate to cover legal expenses and any potential penalties.


7    COMMITMENTS AND CONTINGENCIES

     In November 2000, the Company made commitments under contract for the construction of a 15,000 square foot addition to the Company's facility located in Rogers, Minnesota. The total cost of the construction contract is $600,000.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months Ended October 31, 2000 as Compared with the Three Months Ended October 31, 1999. The Company recorded sales of $2,307,000 during the second quarter of fiscal year 2000 as compared with $2,307,000 for the same period last year. The steady sales were primarily attributable to a strong economy for the heat treating industry in the Midwest being offset by the loss of revenue from the sale of New England Metal Treating.

     Cost of sales of $1,540,000 (67% of net sales) during the second quarter of fiscal year 2000 decreased $187,000 (11%) from $1,727,000 (75% of net sales) for the same period a year earlier. The decrease in total dollars was primarily attributable to the sale of New England Metal Treating. The decrease in cost of sales as a percent of net sales from 75% to 67% was primarily the result of higher sales in the Midwest. Gross margin increased to $767,000 as compared with $580,000 for the prior year second quarter. The increase was primarily attributable to decreased cost of sales that resulted from the sale of New England Metal Treating.

     Selling, general and administrative (SG&A) expenses of $543,000 (24% of net sales) increased $68,000 (14%) from $475,000 (21% of net sales) for the same period a year earlier.
The change in SG&A expenses is primarily due to an increase in the provision for incentive compensation and a reserve for legal fees associated with a state air permit.

     The Company recorded operating income of $200,000 in the second quarter of fiscal 2000 as compared with operating income of $81,000 recorded in the prior year second quarter. The increase in operating income in the second quarter of fiscal year 2000 is primarily attributable to the same revenue being generated with decreased cost of sales that resulted from the sale of New England Metal Treating.

     Total other income amounted to $14,000 in the second quarter of fiscal 2000 as compared with other expense of $68,000 in the second quarter of last year. Other income consisted of interest income and a $68,000 gain on the sale of New England Metal Treating being substantially offset by $63,000 in interest expense.

     The Company recorded net income of $211,000 in the second quarter of fiscal 2000 as compared with net income of $11,000 in the prior year second quarter.


     Six Months Ended October 31, 2000 as Compared with the Six Months Ended October 31, 1999. The Company recorded sales of $4,791,000 during the first six months of fiscal year 2000 as compared with $4,490,000 for the same period last year, a $301,000 (7%) increase. The sales increase was primarily attributable to a stronger economy for the heat treating industry in the Midwest being partially offset by the loss of revenue from the sale of New England Metal Treating in the second quarter.

     Cost of sales of $3,217,000 (67% of net sales) during the first six months of fiscal year 2000 decreased $149,000 (4%) from $3,366,000 (75% of net sales) for the same period a year earlier. The decrease in total dollars was primarily attributable to the sale of New England Metal Treating. The decrease in cost of sales as a percent of net sales from 75% to 67% was primarily the result of higher sales in the Midwest. Gross margin increased to $1,574,000 as compared with $1,124,000 for the prior year six months. The increase was primarily attributable to decreased cost of sales that resulted from the sale of New England Metal Treating.

     Selling, general and administrative (SG&A) expenses of $1,103,000 (23% of net sales) increased $178,000 from $925,000
(21% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to an increase in the provision for incentive compensation and a reserve for legal fees associated with a state air permit.

     The Company recorded operating income of $423,000 in the first six months of fiscal 2000 as compared with operating income of $155,000 recorded in the prior year six months. The increase in operating income in the first six months of fiscal year 2000 is primarily attributable to the same revenue being generated with decreased cost of sales that resulted from the sale of New England Metal Treating.

     Total other expense amounted to $53,000 in the first six months of fiscal 2000 as compared with other expense of $138,000 in the same period of last year. Other expense consisted of interest income and a $68,000 gain on the sale of New England Metal Treating being offset by $130,000 in interest expense.

     The Company recorded net income of $365,000 in the first six months of fiscal 2000 as compared with net income of $13,000 in the prior year six months.


Income Taxes

     The provision for income taxes for the six months ended October 31, 2000 was $5,000, or an effective tax rate of 1.4%, compared to a provision for income taxes of $4,000, or an effective tax rate of 23.5%, for the six months ended October 31, 1999. The low effective income tax rate, compared to the federal statutory rate of 34% plus state and local taxes in fiscal 2001, is due to a reduction in the valuation allowance resulting from the utilization of net operating loss carryforwards in the current year period.


Liquidity and Capital Resources

     At October 31, 2000, the Company had working capital of $636,000 compared with $361,000 of negative working capital at April 30, 2000 and the ratio of current assets to current liabilities was 1.5 to 1.0 and 0.8 to 1.0, respectively. Cash and accounts receivables represented 85% (83% at April 30, 2000) and 19% (16% at April 30, 2000) of total current assets and total assets, respectively. During the first six months of fiscal 2000, net cash provided by operating activities amounted to $599,000 compared to $679,000 provided by operating activities in the first six months of fiscal 2000. Working capital requirements for the first six months of fiscal 2001 was funded primarily from available cash, cash generated from operations and cash from the sale of New England Metal Treating. The Company believes anticipated cash flows from operations and its line of credit will be adequate to satisfy projected operating requirements through the foreseeable future.

     In August 2000, the Company refinanced its note payable to bank (line of credit) and established a term note payable with interest at 8.6%. The new term note payable of $825,000 included borrowings for the purchase of equipment. The amount available on the line of credit after the refinancing is $500,000.


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


Item 3.  Qualitative and Quantitative Disclosures About Market
Risk.


Market Risks

     The Company is exposed to certain market risks with its $500,000 line of credit of which $0 is outstanding at October 31, 2000. The line bears interest at the bank's reference rate plus .25%.



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


      Dated: December 13, 2000