Form 10-Q
period 2001-01-31
MILASTAR CORP
filed 2001-03-14
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended January 31, 2001

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


At January 31, 2001, 2,738,264 shares of common stock of the Registrant were issued and outstanding.



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


              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                  January 31,     April 30,
                                                      2001           2000
                                                  (unaudited)      (audited)
Current assets:
Cash and cash equivalents. . . . . . . .             82,000          56,000
Accounts receivable:
 Trade, less allowance for doubtful
 accounts of $42,000 (January 31, 2001)
 and $50,000 (April 30, 2000). . . . . .            951,000       1,281,000
 Other . . . . . . . . . . . . . . . . .             18,000          16,000
Inventory. . . . . . . . . . . . . . . .            113,000         116,000
Prepaid expenses and other . . . . . . .            215,000         158,000

    Total current assets . . . . . . . .          1,379,000       1,627,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .            420,000         420,000
 Buildings and improvements. . . . . . .          2,794,000       2,274,000
 Deposits on equipment . . . . . . . . .                             45,000
 Equipment . . . . . . . . . . . . . . .          8,874,000       8,704,000
                                                 12,088,000      11,443,000
  Less accumulated depreciation. . . . .         (4,813,000)     (4,714,000)
                                                  7,275,000       6,729,000
Other assets:
Non-compete agreement, net of
  accumulated amortization of
  of $263,000 & $191,000 respectively. .            183,000         255,000

    Total assets . . . . . . . . . . . .          8,837,000       8,611,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable to bank  . . . . . . . . .            150,000         250,000
Current maturities of long-term debt . .            546,000         844,000
Accounts payable . . . . . . . . . . . .            543,000         382,000
Accrued payroll and benefits . . . . . .            156,000         303,000
Accrued real estate taxes. . . . . . . .             79,000         105,000
Other accrued liabilities. . . . . . . .            130,000         104,000

    Total current liabilities. . . . . .          1,604,000       1,988,000

Long-term debt,
 less current maturities . . . . . . . .          2,307,000       1,947,000

    Total liabilities. . . . . . . . . .          3,911,000       3,935,000

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock,  $.05 par value;
 authorized 7,500,000 shares, issued
 and outstanding 2,728,264 shares at
 January 31, 2001 and April 30, 2000 . .            137,000         137,000
Note receivable from officer . . . . . .            (20,000)        (20,000)
Additional paid-in capital . . . . . . .          1,666,000       1,666,000
Retained earnings. . . . . . . . . . . .          3,143,000       2,893,000

   Total stockholders' equity. . . . . .          4,926,000       4,676,000

   Total liabilities and
    stockholders' equity . . . . . . . .          8,837,000       8,611,000

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                             Three Months Ended        Nine Months Ended
                                                 January 31,               January 31,
                                             2001          2000        2001          2000

   Net Sales . . . . . . . . . . . . . .   1,954,000    2,194,000    6,745,000    6,684,000
   Cost of Sales . . . . . . . . . . . .   1,498,000    1,612,000    4,715,000    4,978,000

   Gross margin. . . . . . . . . . . . .     456,000      582,000    2,030,000    1,706,000
   Selling general and administrative
    expenses . . . . . . . . . . . . . .     495,000      469,000    1,598,000    1,394,000
   Amortization of non-compete
    agreements . . . . . . . . . . . . .      24,000       24,000       72,000       68,000

   Operating income (loss) . . . . . . .     (63,000)      89,000      360,000      244,000

   Other income (expense):
    Dividend and interest income . . . .       5,000        2,000       14,000        2,000
    Interest expense . . . . . . . . . .     (56,000)     (81,000)    (186,000)    (219,000)
    Gain on sale of net assets of
       a business. . . . . . . . . . . .                                68,000
   Total other expense . . . . . . . . .     (51,000)     (79,000)    (104,000)    (217,000)

   Income (loss) before income taxes . .    (114,000)      10,000      256,000       27,000
   Provision for income taxes. . . . . .       2,000        3,000        7,000        7,000

   Net income (loss) . . . . . . . . . .    (116,000)       7,000      249,000       20,000

   Net income (loss) per share-basic . .       (0.04)         .00          .09          .01

   Net income (loss) per share-diluted .       (0.04)         .00          .09          .01

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   Nine Months Ended January 31,
                           (Unaudited)


                                                     2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . .            249,000          20,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization . . . .            713,000         858,000
   Gain on sale of the net assets
    of a business. . . . . . . . . . . .            (68,000)

  Changes in operating assets and
   liabilities, net of the effect of the
   sale of the net assets of a business:
   Accounts and other receivables. . . .            118,000         160,000
   Inventory . . . . . . . . . . . . . .              3,000          10,000
   Prepaid supplies and other. . . . . .            (68,000)        (20,000)
   Accounts payable and accrued
    expenses . . . . . . . . . . . . . .             14,000        (122,000)

 Net cash provided by operating
  activities . . . . . . . . . . . . . .            961,000         906,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment: . . . . . . . . . . . . . .         (1,512,000)       (376,000)
 Proceeds from the sale of the net
  assets of a business . . . . . . . . .            615,000
 Net cash used in investing
  activities . . . . . . . . . . . . . .           (897,000)       (376,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (repayments) from bank
  line of credit . . . . . . . . . . . .           (100,000)        100,000
 Principal payments on long-term debt. .           (763,000)       (565,000)
 Proceeds from issuance of
  long-term debt . . . . . . . . . . . .            825,000
 Net cash used in financing
  activities . . . . . . . . . . . . . .            (38,000)       (465,000)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . .             26,000          65,000

CASH AND CASH EQUIVALENTS BALANCE
 AT BEGINNING OF YEAR. . . . . . . . . .             56,000          19,000

CASH AND CASH EQUIVALENTS BALANCE
 AT END OF THE THIRD QUARTER . . . . . .             82,000          84,000


Supplemental disclosures of cash flow information:
 Cash paid during the first nine months for:
  Interest . . . . . . . . . . . . . . . .          186,000         219,000

  Income taxes . . . . . . . . . . . . . .            7,000          10,000


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

    The consolidated financial statements as of January 31, 2001 and for the nine month periods ended January 31, 2001 and January
31, 2000, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report to Stockholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim period should not be considered indicative of the results to be expected for the entire year.


2    RELATED PARTY TRANSACTIONS

     Notes Receivable

    The Company entered into a note during fiscal 1993 with L. Michael McGurk, President, Chief Operating Officer and a director of the Company who, with the encouragement of the Company, bought 15,000 shares of Milastar Class A Common Stock and entered into a note with the Company. The note of $20,000 is dated August 15, 1992 and bears interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate is subject to an 8% "cap" during the life of the loan. Interest on the principal is payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 has been extended until August 15, 2002. The Company is holding Mr. McGurk's 15,000 shares of Milastar Class A Common Stock as collateral for the note. Total interest income related to this note for both nine month periods ended January 31, 2001 and 2000 was $1,800.


3    INCOME PER COMMON SHARE

     The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and nine month periods ended January 31, 2001 and 2000:


                             Three Months Ended      Nine Months Ended
                                January 31,             January 31,
                              2001        2000        2001        2000
Weighted shares
 outstanding - basic. . .   2,738,264   2,738,264   2,738,264   2,738,264

Weighted shares assumed
 upon exercise of
 stock options. . . . . .                  97,806      87,146     198,881

Weighted shares
 outstanding - diluted. .   2,738,264   2,836,070   2,825,410   2,937,145


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



5    LONG TERM DEBT

     In August 2000, the Company refinanced its note payable to bank (line of credit) and established a term note payable with interest at 8.6%. The new term note payable of $825,000 included borrowings for the purchase of equipment. The amount available on the line of credit is $500,000 with $150,000 outstanding at January 31, 2001.


6    INCOME TAXES

     The low effective tax rate for the nine months ended January 31, 2001 compared to the federal statutory rate is due to a reduction of the valuation allowance resulting from the utilization of net operating loss carryforwards in the current period. The low effective tax rate for the three months ended
January 31, 2001 compared to the federal statutory rate is due to the increase in the valuation allowance from the addition to the net operating loss carryforwards in the period. The income tax expense in the three and nine month periods ended January
31, 2001 is due to minimum state income tax fees.


7    ENVIRONMENTAL ACTIONS

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Three Months Ended January 31, 2001 as Compared with the Three Months Ended January 31, 2000. The Company recorded sales of
$1,954,000 during the third quarter of fiscal year 2001 as compared with $2,194,000 for the same period last year, a $240,000 (11%) decrease. The decrease was primarily attributable to the loss of revenue from the sale of New England
Metal Treating.

    Cost of sales of $1,498,000 (77% of net sales) during the third quarter of fiscal year 2001 decreased $114,000 (7%) from $1,612,000 (73% of net sales) for the same period a year earlier. The decrease in total dollars was primarily attributable to the sale of New England Metal Treating being partially offset by an increase in natural gas costs of $156,000. The increase in cost of sales as a percent of net sales from 73% to 77% was primarily the result of higher natural gas prices. Gross margin decreased to $456,000 as compared with $582,000 for the prior year third quarter. The decrease was also primarily attributable to higher natural gas prices.

    Selling, general and administrative (SG&A) expenses of $495,000 (25% of net sales) increased $26,000 (6%) from $469,000 (21% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to an increase in administrative salaries.

    The Company recorded an operating loss of $63,000 in the third quarter of fiscal 2001 as compared with operating income of $89,000 recorded in the prior year third quarter. The decrease in operating income in the third quarter of fiscal year 2001 is primarily attributable to the increase in natural gas prices.

    Total other expense amounted to $51,000 in the third quarter of fiscal 2001 as compared with other expense of $79,000 in the third quarter of last year. Other expense in both third quarters is primarily due to interest expense.

    The Company recorded a net loss of $116,000 in the third quarter of fiscal 2001 as compared with net income of $7,000 in the prior year third quarter.


    Nine Months Ended January 31, 2001 as Compared with the Nine Months Ended January 31, 2000. The Company recorded sales of $6,745,000 during the first nine months of fiscal year 2001 as compared with $6,684,000 for the same period last year, a $61,000 (1%) increase. The sales increase was primarily attributable to a stronger economy for the heat treating industry in the Midwest being partially offset by the loss of revenue from the sale of New England Metal Treating in the second quarter.

    Cost of sales of $4,715,000 (70% of net sales) during the first nine months of fiscal year 2001 decreased $263,000 (5%) from $4,978,000 (74% of net sales) for the same period a year earlier. The decrease in total dollars was primarily attributable to the sale of New England Metal Treating being partially offset by an increase in natural gas costs. The decrease in cost of sales as a percent of net sales from 74% to 70% was primarily the result of higher sales in the Midwest.
Gross margin increased to $2,030,000 as compared with $1,706,000 for the prior year nine months. The increase was primarily attributable to increased sales in the Midwest and decreased cost of sales that resulted from the sale of New England Metal Treating.

    Selling, general and administrative (SG&A) expenses of $1,598,000 (24% of net sales) increased $204,000 from $1,394,000
(21% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to an increase in administrative salaries and a reserve for legal fees associated with a state air permit.

    The Company recorded operating income of $360,000 in the first nine months of fiscal 2001 as compared with operating income of $244,000 recorded in the prior year nine months. The increase in operating income in the first nine months of fiscal year 2001 is primarily attributable to a steady revenue being generated with decreased cost of sales that resulted from the sale of New England Metal Treating.

    Total other expense amounted to $104,000 in the first nine months of fiscal 2001 as compared with other expense of $217,000 in the same period of last year. Other expense consisted of interest income of $14,000 and a $68,000 gain on the sale of New England Metal Treating being offset by $186,000 in interest expense.

    The Company recorded net income of $249,000 in the first nine months of fiscal 2001 as compared with net income of $20,000 in the prior year nine months.


Income Taxes

    The provision for income taxes for the nine months ended January 31, 2001 was $7,000, or an effective tax rate of 2.7%, compared to a provision for income taxes of $7,000, or an effective tax rate of 25.9%, for the nine months ended January 31, 2000. The low effective income tax rate, compared to the federal statutory rate of 34% plus state and local taxes in fiscal 2001, is due to a reduction in the valuation allowance resulting from the utilization of net operating loss carryforwards in the current year period. The low effective income tax rate for the three months ended January 31, 2001, compared to the federal statutory rate of 34% plus state and local taxes, is due to an increase in the valuation allowance from the addition to the net operating loss carryforwards in the three month period ended January 31, 2001.


Liquidity and Capital Resources

    At January 31, 2001, the Company had negative working capital of $225,000 compared with $361,000 of negative working capital at April 30, 2000 and the ratio of current assets to current liabilities was 0.9 to 1.0 and 0.8 to 1.0, respectively. Cash and accounts receivables represented 76% (83% at April 30, 2000) and 12% (16% at April 30, 2000) of total current assets and total assets, respectively. During the first nine months of fiscal 2001, net cash provided by operating activities amounted to $961,000 compared to $906,000 provided by operating activities in the first nine months of fiscal 2000. Working capital requirements for the first nine months of fiscal 2001 was funded primarily from available cash, cash generated from operations, short-term borrowings under the line of credit, issuance of long-term debt and cash from the sale of New England Metal Treating. The Company believes anticipated cash flows from operations, issuance of long-term debt and its line of credit will be adequate to satisfy projected operating requirements through the foreseeable future.


New Accounting Pronouncements

    During 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137 with respect to the effective date and SFAS No. 138 with respect to certain hedging activities), which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company will be required to adopt the new standard beginning in fiscal 2002. Its adoption is not expected to materially impact the Company's financial condition or results of operations.

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No.
101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company implemented SAB No. 101 in the third quarter of fiscal 2001 and has determined that there is no impact to the financial statements.


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



Item 3.  Qualitative and Quantitative Disclosures About Market
Risk.


Market Risks

    The Company is exposed to certain market risks with its $500,000 line of credit of which $150,000 is outstanding at January 31, 2001. The line bears interest at the bank's reference rate plus
 .25%.



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


      Dated: March 14, 2001