Form 10-K
period 2001-04-30
MILASTAR CORP
filed 2001-07-31
CIK 66544

Milastar Corporation and Consolidated Subsidiaries
                           Form 10-K



UNITED STATES SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C. 20549

                  FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on July 6, 2001 was $1,171,000 based upon the bid price of the Class A common stock as quoted on OTC Electronic Bulletin Board. On that date there were 2,723,264 shares of Class A Common Stock issued and outstanding.
                 Documents Incorporated by Reference

Parts I and III incorporate by reference certain information to be included in Registrant's definitive Information Statement relating to action taken by written consent of the Board of Directors and Majority Stockholders, which Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14C on or before August 10, 2001.


                                PART I

Item 1.  Business

      General

      Milastar Corporation ("Milastar" and sometimes the "Company") sells special metallurgical services to a diversified list of manufacturers primarily located in the greater Midwest industrial market. The customer base manufactures a variety of mechanical end-products and customarily out sources (subcontracts) the processing of some components incorporated in those end-products. The menu of special processing services performed include metallurgical engineering, heat treating, brazing and surface finishing.

      Milastar owns the wholly-owned subsidiary; Flame Metals Processing Corporation ("Flame Metals") located in Minnesota. New England Metal Treating Corporation ("NEMT") located in Auburn, Massachusetts was a wholly-owned subsidiary of Flame Metals until its sale in August 2000.

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

  Flame Metals' operating assets were acquired by Milastar in May 1985. Flame Metals has since been expanded by a succession of acquisitions of complementary businesses. The initial acquisition was consummated in October 1988 when Milastar directly acquired certain assets of Northwest Engineering Labs, Inc. ("Northwest") located in Minneapolis, MN. The second acquisition was consummated in November 1991 when Flame Metals directly acquired certain assets and assumed certain liabilities from Getchell Steel Treating Company, Inc. located in Bloomington, MN. The third acquisition occurred in April 1996 when Flame Metals directly acquired certain assets and assumed certain liabilities from New England Metal Treating Inc. located in Auburn, Massachusetts. Flame Metals operated this entity as the wholly owned subsidiary, New England Metal Treating Corporation until its sale in August 2000. The fourth acquisition occurred in March 1998 when Flame Metals directly acquired certain assets and assumed certain liabilities from Twin City Steel Treating Company, Inc. located in Rogers, MN.

  The Company has three plants located in the Minneapolis-St. Paul, Minnesota area. These facilities include St. Louis Park, MN
(35,000 sq. ft.   owned),  Bloomington, MN  (35,000 sq. ft.
leased) and Rogers, MN (48,000 sq. ft.   owned).

  Milastar earned a profit before income taxes of $207,000 in fiscal 2001 and $93,000 in fiscal 2000. Net income after taxes amounted to $198,000 in fiscal 2001 and $202,000 in fiscal 2000. Results of operations are discussed more fully in "Management's Discussion and Analysis" beginning on page 6.

  The Company's non-operating other income (expense) resulted in a net expense of $284,000 in fiscal year 2001, down $69,000 from the $353,000 in expense recorded in fiscal year 2000. Current assets as a percent of total assets amounted to 17% and 19% at April 30, 2001 and 2000, respectively. The book value per share was $1.79 per share at April 30, 2001 compared with $1.71 per share at April 30, 2000. The bid price per share, as quoted on the OTC Electronic Bulletin Board, was $0.45 as of April 30, 2001.


  Competition

  The heat treat business is highly competitive, with price, quality and consistency of service being the principal factors affecting customer preferences. Since the customers' outside manufactured product components are sensitive to freight charges, the proximity of the heat treat facility to the customers' production location is also a primary competitive factor. Thus Flame Metals' business is generally localized and, to a lesser degree, regionalized. In this regard, Flame Metals has approximately five or six metallurgical processing competitors in the Minneapolis-St. Paul, Minnesota market who can be classified as being competitive with Flame Metals. Some of these competitors may possess greater resources and may be more cost efficient. Nevertheless, the Company believes Flame Metals' geographical location to customers, relative price structure, processing quality and reliability, collectively, provide Flame Metals with the resources to be competitive.

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

  Employee Relations

  The Company operates three separate plant locations and employs a total of approximately 64 employees; 38 in St. Louis Park, MN, 8 in Bloomington, MN, and 18 in Rogers, MN. The Company believes the prevailing wage rates, fringe benefits and working conditions afforded its employees compare favorably with those received by employees employed by regional businesses competitive with the Company. The Company believes its employee relations are satisfactory; therefore the Company does not anticipate any labor disruption during the forthcoming fiscal 2002. Five production employees at the Bloomington, MN plant are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO Local 1140. The plants in St. Louis Park, MN and Rogers, MN are not subject to a collective bargaining agreement.

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




  Flame Metals

  Flame Metals owns or leases three industrial properties as listed below:


            ACTIVITY               LOCATION          SIZE (SQ. FT.)   STATUS

  Flame Metals                  St. Louis Park, MN       35,000        Owned

  Flame Metals                  Rogers, MN               48,000        Owned

  Flame Metals                  Bloomington, MN          35,000       Leased


      The lease on the Bloomington, MN plant is a ten-year lease providing for annual rent of $72,000 per lease year in years one through five and $75,600 per lease year in years six through ten. Such rental payments are payable in monthly installments due and payable on the first day of each calendar month. The Company is obligated under the lease to pay all real estate taxes, maintenance expense and insurance. The renewable lease ends November 15, 2001 and the Company has the right to purchase the leased building anytime during the lease term subject to the terms and conditions specified in the lease.

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

Item 4.  Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of the Company's security holders during its fiscal year ended April 30, 2001.


Executive Officers of the Company

       The following table sets forth with respect to each executive officer of the Company his name, age and all positions and offices with the Company held by him since May 1, 1996. Unless otherwise indicated in the table below, all positions and offices indicated have been continuously held since May 1, 1996. All executive officers serve at the will of the Board of Directors until their
successors are duly appointed and qualified.   Mr. J. Russell
Duncan, Chairman of the Board and a director of the Company, is the father of Mr. Lance H. Duncan, Secretary and a director of the Company. With the foregoing exception, no family relationship exists among the officers of the Company.


                                           Positions and Offices Held with
Name                          Age             the Company and Period Held


J. Russell Duncan (1) . . .    84          Chairman and Chief Executive
                                           Officer.
L. Michael McGurk . . . . .    50          President and Chief Operating
                                           Officer.
Dennis J. Stevermer . . . .    40          Vice President Treasurer.

Lance H. Duncan (2) . . . .    45          Secretary.


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

     Similar information respecting the directors of the Company will be included under the heading "Respecting the Election of Directors" in the Company's definitive Information Statement ("Information Statement") to be distributed to the stockholders of the Company and filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended, respecting notification of certain action taken by written consent in lieu of the Company's Annual Meeting of Stockholders for its 2001 fiscal year. The Company expects to file the Information Statement with the Securities and Exchange Commission on or before August 10, 2001 and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.


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

                                        Fiscal 2001      Fiscal 2000
                                       High     Low     High     Low
 First Quarter . . . . . . . . . .   $ 0.38  $ 0.31   $ 1.25  $ 0.44
 Second Quarter. . . . . . . . . .   $ 0.56  $ 0.38   $ 1.13  $ 0.75
 Third Quarter . . . . . . . . . .   $ 0.59  $ 0.44   $ 0.75  $ 0.38
 Fourth Quarter. . . . . . . . . .   $ 0.56  $ 0.45   $ 0.38  $ 0.38

    On July 7, 2000 there were approximately 4,000 holders of record of the Company's Common Stock. The Company has not paid any cash dividends in respect of its Class A Common Stock, and it is not presently anticipating paying any cash dividends, thereon, in the near term.

Item 6.

Selected Financial Data



                                              Year Ended April 30,
                                    2001     2000     1999     1998     1997
                                      (In thousands except per share data)

Net sales. . . . . . . . . . . . $ 8,870  $ 9,064  $ 9,198  $ 8,261  $ 7,325
Net income (loss). . . . . . . .     198      202      462      484      (63)
Net income (loss) per common
 share - basic . . . . . . . . .     .07      .07      .17      .18     (.02)
Net income (loss) per common
 share - diluted . . . . . . . .     .07      .07      .16      .17     (.02)

Financial Position:
 Total assets. . . . . . . . . .   9,212    8,611    9,165    9,022    6,093
 Short-term obligations. . . . .   1,538    1,988    1,926    1,838    1,493
 Long-term obligations . . . . .   2,800    1,947    2,765    3,172    1,072
 Stockholders' equity. . . . . . $ 4,874  $ 4,676  $ 4,474  $ 4,012  $ 3,528

During the periods presented, no cash dividends were declared.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

       Overview

     The Company's operating results for the fiscal year ended April 30, 2001 showed a 2% decrease in sales and a 10% increase in operating income. The higher operating profit is primarily due to the elimination of the low profit margin at New England Metal Treating Corporation and increased sales in the Midwest which resulted in higher operating profit margins in that area.

     Milastar's primary revenues flow from metallurgical services provided by Flame Metals Processing Corporation and New England Metal Treating Corporation until its sale in August 2000. The expansion of the Rogers facility in fiscal 2001 by 15,000 sq feet, will allow the Company to close its leased facility in Bloomington in fiscal 2002. The Company continues to strive to increase equipment utilization, expand capacity and absorb fixed overhead costs.

     Milastar has net operating loss carry forwards for state and federal purposes of approximately $2,731,000 and $934,000, respectively, available to offset future taxable income, if any, which in the future may enhance earnings as well as cash flow. See note 5 to "Notes to Consolidated Financial Statements."


       Results of Operations

     Fiscal 2001 Compared to Fiscal 2000. Net sales for fiscal 2001 totaled $8,870,000, a 2% decrease from $9,064,000 in fiscal 2000. The sales decrease was primarily attributable to the loss of revenue from the sale of New England Metal Treating in the second quarter of fiscal 2001 being partially offset by a stronger economy for the heat treating industry in the Midwest.

     Cost of sales of $6,210,000 (70% of sales) in fiscal
2001 decreased $330,000 from $6,540,000 (72% of sales) in the previous fiscal year. The decrease in total dollars was primarily attributable to the sale of New England Metal Treating, which had lower margins, being partially offset by an increase in natural gas costs. The decrease in cost of sales as a percent of net sales from 72% to 70% was primarily the result of higher margin sales in the Midwest. Gross profit increased by $136,000, from $2,524,000 in fiscal 2000 to $2,660,000 in fiscal 2001. The increase was primarily attributable to increased higher margin sales in the Midwest and the decreased cost of sales that resulted from the sale of New England Metal Treating.

     Selling, general and administrative (SG&A) expenses of $2,074,000 (23% of sales) in fiscal 2001 increased $91,000 from $1,983,000 (22% of sales) for the same period a year earlier. The increase in SG&A expenses is primarily due to an increase in administrative salaries.

     Total other expense amounted to $284,000 in fiscal
2001, compared with other expense of  $353,000 reported in fiscal
2000. The decrease was primarily attributable to $68,000 gain on the sale of New England Metal Treating in fiscal 2001.

     The provision for income taxes for fiscal 2001 was $9,000, or an effective tax rate of 4.3%, compared to an income tax benefit of $109,000, or an effective tax rate of 117% in fiscal 2000. The low effective income tax rate, compared to the federal statutory rate of 34% plus state and local taxes in fiscal 2001, is due to a reduction in the valuation allowance resulting from the utilization of net operating loss carryforwards in the current year period. The income tax benefit in fiscal 2000 was the result of the reversal of a $118,000 reserve that was set up in fiscal 1997 for a tax refund received in that same period.




     Fiscal 2000 Compared to Fiscal 1999. Net sales for fiscal 2000 totaled $9,064,000, a 1% decrease from $9,198,000 in fiscal 1999. The sales decrease was primarily attributable to changes in the economy which resulted in higher sales in the New
England area being offset by lower sales in the Midwest.

     Cost of sales of $6,540,000 (72% of sales) in fiscal
2000 increased $188,000 from $6,352,000 (69% of sales) in the previous fiscal year. The dollar increase was primarily attributable to additional payroll and supply costs at the New England facility which was the result of increased production in that territory. Gross profit decreased by $322,000, from $2,846,000 in fiscal 1999 to $2,524,000 in fiscal 2000. The decrease in gross profit was the result of a combination of increased operating costs at the New England plant and lower sales in the Midwest.

     Selling, general and administrative expense increased as a percentage of sales to 22% in fiscal 2000, up 1% from 21% in fiscal 1999. The increase as a percent of sales was the result of relatively fixed overhead costs being absorbed by lower net sales.

     Total other expense amounted to $353,000 in fiscal
2000, compared with other expense of  $333,000 reported in fiscal
1999. The increase was primarily attributable to lower interest expense in fiscal 2000 being offset by a $54,000 net gain on a settlement of a non-compete agreement in fiscal 1999.

     The Company recorded an income tax benefit of $109,000, or an effective tax rate of 117% in fiscal 2000 compared with an income tax expense of $12,000, or an effective tax rate of 2.5% in fiscal 1999. The recording of a refund in fiscal 2000 was the result of the reversal of a $118,000 reserve that was set up in fiscal 1997 for a tax refund received in that same period. The low effective income tax rate, compared to the federal statutory rate of 34% plus state and local taxes in fiscal 1999, was due to a reduction in the valuation allowance resulting from the utilization of net operating loss carryforwards in that period.

       Effects of Inflation

     During fiscal 2001 and 2000 the Company's monetary liabilities materially exceeded its monetary assets resulting in a net negative monetary position. In periods in which the general price-level index is rising (inflation), it is advantageous to maintain a net negative monetary position. During periods of significant price inflation, the Company's purchasing power could be eroded if the value of the Company's underlying tangible assets fail to appreciate in value. Under such a scenario, the Company may be positioned to raise prices to offset the inflation effect and in addition take advantage of revaluation of underlying tangible assets to bolster borrowing capacity. There is no clear correlation between the effects of inflation and the Company's earning capacity.

       Liquidity and Capital Resources

     At April 30, 2001, the Company's working capital was
$63,000 compared with $361,000 of negative working capital as of April 30, 2000, and the ratio of current assets to current liabilities was 1.0 to 1.0 and 0.8 to 1.0 at April 30, 2001 and 2000, respectively. Cash and current receivables represented 78% (83% at April 30, 2000) and 14% (16% at April 30, 2000) of total current assets and total assets, at April 30, 2001, respectively.

     During fiscal 2001 cash provided by operating activities amounted to $1,244,000 compared with cash provided of $1,303,000 in fiscal 2000. The Company added $1,991,000 to property, plant and equipment in fiscal 2001 compared with $610,000 in the previous year. Working capital requirements for fiscal 2001 were funded primarily from available cash, cash generated from operations, issuance of long-term debt and cash from the sale of New England Metal Treating.

     The Company believes it has sufficient capital resources to meet its fiscal 2002 operations and equipment acquisitions cash flow requirements.




       Market Risks

       The Company is exposed to certain market risks with its $500,000 line of credit of which $0 is outstanding at April
30, 2001.  The line bears interest at the bank's reference rate.


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



Item 8.  Financial Statements and Supplementary Data


             INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Milastar Corporation:

We have audited the consolidated balance sheets of Milastar Corporation and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the fiscal years in the three-year period ended April 30, 2001. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milastar Corporation and subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended April 30, 2001 in conformity with auditing principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                         KPMG LLP

Minneapolis,  Minnesota
June 1, 2001


Milastar Corporation and Consolidated Subsidiaries
Financial Statements

      Milastar Corporation and Consolidated Subsidiaries
                      Financial Statements

                 CONSOLIDATED BALANCE SHEETS

                   April 30, 2001 and 2000

                           ASSETS

                                                    2001             2000
Current assets:
Cash and cash equivalents. . . . . . . .          229,000           56,000
Accounts and other receivables:
 Trade, less allowance for doubtful
  accounts of $50,000 in 2001 and
  50,000 in 2000 . . . . . . . . . . . .        1,025,000        1,281,000
 Other . . . . . . . . . . . . . . . . .                            16,000
Inventory. . . . . . . . . . . . . . . .          120,000          116,000
Prepaid supplies and other . . . . . . .          227,000          158,000

    Total current assets . . . . . . . .        1,601,000        1,627,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .          420,000          420,000
 Buildings and improvements. . . . . . .        2,851,000        2,274,000
 Deposits on equipment . . . . . . . . .                            45,000
 Equipment . . . . . . . . . . . . . . .        8,962,000        8,704,000
                                               12,233,000       11,443,000
  Less accumulated depreciation. . . . .       (4,781,000)      (4,714,000)
                                                7,452,000        6,729,000
Other assets:
 Non-compete agreements, net of
   accumulative amortization of
   $287,000 & $191,000 respectively. . .          159,000          255,000

    Total assets . . . . . . . . . . . .        9,212,000        8,611,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements

                 CONSOLIDATED BALANCE SHEETS

                   April 30, 2001 and 2000

            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    2001             2000
Current liabilities:
Current maturities of long-term debt . .          543,000          844,000
Note payable to bank . . . . . . . . . .                           250,000
Accounts payable . . . . . . . . . . . .          457,000          382,000
Accrued payroll and benefits . . . . . .          329,000          303,000
Accrued real estate taxes. . . . . . . .          108,000          105,000
Other accrued liabilities. . . . . . . .          101,000          104,000

    Total current liabilities. . . . . .        1,538,000        1,988,000

Long-term debt, less current
 maturities. . . . . . . . . . . . . . .        2,800,000        1,947,000

    Total liabilities. . . . . . . . . .        4,338,000        3,935,000

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock, Class A, $.05 par
 value.  Authorized 7,500,000 shares,
 issued and outstanding 2,723,264
 shares in 2001 and 2,738,264 shares
 in 2000 . . . . . . . . . . . . . . . .          136,000          137,000
Note receivable from officer . . . . . .                           (20,000)
Additional paid-in capital . . . . . . .        1,647,000        1,666,000
Retained earnings. . . . . . . . . . . .        3,091,000        2,893,000

   Total stockholders' equity. . . . . .        4,874,000        4,676,000

    Total liabilities and
     stockholders' equity. . . . . . . .        9,212,000        8,611,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements


            CONSOLIDATED STATEMENTS OF OPERATIONS

                Fiscal Years Ended April 30,


                                       2001             2000             1999
Net sales. . . . . . . . . . . .   8,870,000        9,064,000        9,198,000
Cost of sales. . . . . . . . . .   6,210,000        6,540,000        6,352,000

Gross profit . . . . . . . . . .   2,660,000        2,524,000        2,846,000
Selling, general and
 administrative expenses . . . .   2,074,000        1,983,000        1,954,000
Amortization of non-compete
 agreements. . . . . . . . . . .      95,000           95,000           85,000

Operating income . . . . . . . .     491,000          446,000          807,000

Other income (expense):
 Dividend and interest income. .      14,000            2,000            8,000
 Interest expense. . . . . . . .    (293,000)        (290,000)        (346,000)
 Net gain on settlement
  of non-compete agreement . . .                                        54,000
 Net gain on sale of net assets
  of a business. . . . . . . . .      68,000
 Net loss on sale
  of property and equipment. . .     (73,000)         (65,000)         (49,000)
Total other expense. . . . . . .    (284,000)        (353,000)        (333,000)

Income before income taxes . . .     207,000           93,000          474,000
Income tax expense (benefit) . .       9,000         (109,000)          12,000

Net income . . . . . . . . . . .     198,000          202,000          462,000

Net income per Class A
 common share - basic. . . . . .         .07              .07              .17

Net income per Class A
 common share - diluted. . . . .         .07              .07              .16

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                Fiscal Years Ended April 30,

                                       2001             2000             1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income . . . . . . . . . .     198,000          202,000          462,000
  Adjustments to reconcile
   net income to net
   cash provided by operating
   activities:
   Depreciation and
    amortization . . . . . . . .     964,000          999,000          895,000
  Net gain on settlement
    of non-compete agreement . .                                       (54,000)
  Net loss on disposal
    of property and equipment. .      73,000           65,000           49,000
  Gain on sale of the net
    assets of a business . . . .     (68,000)
Changes in operating assets
   and liabilities, net of
   effect of the sale of
   the net assets of a business:
   Accounts and other
    receivables. . . . . . . . .      61,000          125,000          (74,000)
   Inventory . . . . . . . . . .      (4,000)          51,000          (14,000)
   Prepaid supplies and other. .     (80,000)           1,000          (20,000)
   Accounts payable and
    accrued expenses . . . . . .     101,000          (19,000)          69,000
   Income taxes payable. . . . .                     (121,000)           1,000

Net cash provided by
 operating activities. . . . . .   1,245,000        1,303,000        1,314,000

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Purchases of  property, plant
   and equipment, net of effect
   of the sale of the net
   assets of a business. . . . .  (1,991,000)        (610,000)      (1,194,000)
  Proceeds from disposal of
   property, plant and
   equipment . . . . . . . . . .       2,000            5,000           39,000
  Deposits made for equipment. .                      (45,000)
  Proceeds from the sale of the
   net assets of a business. . .     615,000

Net cash used in investing
 activities. . . . . . . . . . .  (1,374,000)        (650,000)      (1,155,000)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds (repayments) from
   bank line of credit . . . . .    (250,000)         150,000          100,000
  Principal payments of
   long-term debt. . . . . . . .    (846,000)        (766,000)        (789,000)
  Proceeds from issuance of
   long-term debt, net of effect
   of the purchase of the net
   assets of a business. . . . .   1,398,000                           485,000
   Repayments on note
    payable - stockholder. . . .                                      (100,000)

Net cash provided by (used in)
 financing activities. . . . . .     302,000         (616,000)        (304,000)

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS. .     173,000           37,000         (145,000)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR . . . . . . .      56,000           19,000          164,000

CASH AND CASH EQUIVALENTS,
 END OF YEAR . . . . . . . . . .     229,000           56,000           19,000

Supplemental disclosures of
 cash flow information:
  Cash paid during the year for:
   Interest. . . . . . . . . . .     289,000          277,000          346,000
   Income taxes. . . . . . . . .      38,000            9,000           12,000
Supplemental disclosures of
 non-cash investing and
 financing activities:
  Capital lease obligations for
   purchases of equipment. . . .                                        15,000
  Reduction of officer note
   receivable for stock. . . . .      20,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements



  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

      Fiscal Years Ended April 30, 2001, 2000 and 1999




                                            Note
                    Common     Common    receivable   Additional                   Total
                    Stock      Stock        from       paid in     Retained     Stockholders'
                    Shares     Amount     officer      capital     earnings        Equity

Balance,
April 30, 1998 .  2,738,264    137,000     (20,000)   1,666,000    2,229,000     4,012,000

Net income
for 1999 . . . .                                                     462,000       462,000

Balance,
April 30, 1999 .  2,738,264    137,000     (20,000)   1,666,000    2,691,000     4,474,000

Net income
for 2000 . . . .                                                     202,000       202,000

Balance,
April 30, 2000 .  2,738,264    137,000     (20,000)   1,666,000    2,893,000     4,676,000

Repurchase
Shares . . . . .    (15,000)    (1,000)     20,000      (19,000)

Net income
for 2001 . . . .                                                     198,000       198,000

Balance,
April 30, 2001 .  2,723,264    136,000           -    1,647,000    3,091,000     4,874,000


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

     Principles of consolidation   The consolidated
financial statements include the accounts of the Company and its wholly owned subsidiary, Flame Metals Processing Corporation ("Flame Metals") and Flame Metals' wholly owned subsidiary New England Metal Treating Corporation until its sale in August 2000. In consolidation, all significant intercompany accounts and transactions are eliminated.

     Cash and cash equivalents   The Company considers
cash equivalents to include all investments purchased with an original maturity of 90 days or less.

     Inventory   Inventory is valued at the lower of cost
or market utilizing costing methods that approximate the First-
In-First-Out (FIFO) method.

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

       Accounting estimates   The preparation of financial
statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

       In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company implemented SAB No. 101 in the third quarter of fiscal 2001 and has determined that there is no impact to the financial statements.

      Revenue Recognition   The Company recognizes revenue when
the metallurgical services have been completed and the product has been received by the customer.

       In fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. As required by EITF 00-10, the Company has historically classified shipping and handling costs billed to customers as revenue. Prior to the adoption of EITF 00-10, the Company accounted for the associated revenues as a reduction in costs of sales. Effective with the adoption of EITF 00-10, $52,000 and $23,000 of shipping and handling fees were reclassified from cost of sales to revenues for the years ended April 30, 2000 and 1999, respectively. The Company included all fees associated with shipping and handling in revenue in fiscal 2001.

      Reclassification   Certain 2000 and 1999 amounts have been
reclassified to conform with 2001 presentation.


2   SALE OF SUBSIDIARY

     On August 25, 2000, the Company sold all of the assets of its wholly owned subsidiary, New England Metal Treating Corporation located in Auburn, Massachusetts. The Company received $615,000 in cash from the sale and recorded a $68,000 gain. The net book value of the assets sold consisted of the following:


         Machinery & Equipment              $     325,000
         Accounts Receivables                     211,000
         Other                                     11,000
               Total                        $     547,000


3  LONG-TERM DEBT

               Long-term debt consisted of the following at April 30:

                                                           2001          2000

Amount due under loan agreement
 with TCF National Bank, payable in
 monthly installments of $42,010
 including interest at 7.4% through
 April, 2006                                        $  2,100,000  $
Amount due under loan agreement
 with TCF National Bank as part of
 the purchase of TCST, payable in
 monthly installments of $5,891
 including interest at 9.4% through
 May, 2017                                               589,000       601,000
Amount due under loan agreement
 with the Small Business
 Administration, facilitated by
 TCF National Bank, as part of the
 purchase of TCST, payable in monthly
 installments of $4,321 including
 interest at 7.4% through December, 2016                 461,000       478,000
Amount due under loan agreement with
 Marvin Schendel as part of the
 purchase of TCST, payable in monthly
 installments of $10,000, including
 interest at 8.0% through September, 2002                151,000       255,000
Amount due under loan agreement
 with TCF National Bank as part of
 the purchase of TCST, payable in
 monthly installments of $21,896,
 including interest at 8.2% through
 March, 2003                                                           675,000
Amount due under loan agreement
 with GE Capital, payable in
 monthly installments of varying
 amounts, including interest at
 10.3%  through October, 2000                                          352,000
Amount due under loan agreement
 with TCF National Bank, payable in
 monthly installments of $9,840
 including interest at 8.0% through
 July, 2004                                                            344,000
Capital lease obligations, secured by
 specific equipment                                       42,000        86,000
                                                       3,343,000     2,791,000
Less current maturities                                 (543,000)     (844,000)

Total long-term debt                                 $  2,800,000 $  1,947,000

    Maturities of long-term debt and capitalized lease obligations for each of the five years following April 30, 2001 are as follows:

               2002                   $     543,000
               2003                         462,000
               2004                         454,000
               2005                         490,000
               2006 and thereafter        1,394,000
               Total obligations      $   3,343,000

    Total interest expense incurred on long-term debt and capitalized lease obligations for the years ended April 30, 2001, 2000 and 1999 amounted to $265,000, $290,000 and $343,000, respectively.


4   BANK CREDIT LINE

    The Company has a revolving line of credit with its bank, which permits borrowings of up to $500,000. Borrowings under the agreement bear interest at the bank's reference rate and are secured by the general assets of the Company (rate at April 30, 2001 and April 30, 2000 was 8.5% and 9.0%, respectively). The agreement contains covenants that, among other things, require the Company to maintain a minimum capital base, current ratio, and other financial ratios. The current agreement, which is subject to annual renewal by the Company and the bank, expires on August 30, 2001. At April 30, 2001 and 2000, borrowings outstanding under this agreement were $0 and $250,000, respectively.



5   INCOME TAXES

    Income tax expense (benefit) attributable to income before income taxes consists of:


                                           Current       Deferred       Total
   Year ended April 30, 2001:
    U.S. Federal                       $         -     $        -   $        -
    State and local                          9,000              -        9,000
       Total                           $     9,000     $        -   $    9,000

   Year ended April 30, 2000:
    U.S. Federal                       $  (118,000)    $        -   $ (118,000)
    State and local                          9,000              -        9,000
       Total                           $  (109,000)    $        -   $ (109,000)

   Year ended April 30, 1999:
    U.S. Federal                       $         -     $        -   $        -
    State and local                         12,000              -       12,000
       Total                           $    12,000     $        -   $   12,000



    The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to operations for the following reasons:


                                             2001           2000         1999

  Computed expected tax expense
   (benefit) at 34%                    $     70,300    $   31,500  $   161,500
  State taxes, net of federal
   effect                                     6,200         5,900        7,900
  Decrease in valuation allowance           (66,500)      (22,800)    (161,500)
  Tax benefit from reduction of
   carryback loss reserve                         -      (118,000)           -
  Other net                                  (1,000)       (5,600)       4,100
                                       $      9,000      (109,000)  $   12,000

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at
April 30, 2001 and 2000 are as follows:
                                      2001       2001       2000       2000
                                    Current  Non-current  Current  Non-current
  Allowance for doubtful
   accounts                       $  19,400  $       -  $  19,400  $       -
  Accrued vacation pay               16,600          -     38,500          -
  Accrued legal fees                  5,800          -          -          -
  Accrued bonus                      23,300          -      9,700          -
  Other                               4,300          -          -          -
  Differences in tax and
   book depreciation of
   plant and equipment                    -   (657,100)         -   (644,800)
  Differences in tax and
   book amortization of
   intangibles                            -     74,700          -     49,400
  Foreign tax credit
   carryforward                           -          -          -          -
  Alternative minimum tax
   credit carry forwards                  -     74,700          -     74,700
  State net operating loss
   carryforward                           -    207,200          -    248,900
  Federal net operating loss
   carryforwards, net of state
   net operating loss impact              -    317,700          -    357,300
  Capital loss carryover                  -    216,100          -    216,100
    Total gross deferred tax asset   69,400    233,300     67,600    301,600
  Less valuation allowance          (69,400)  (233,300)   (67,600)  (301,600)
  Net deferred tax asset          $       -  $       -  $       -  $       -

     A reconciliation of the valuation allowance for deferred taxes is as follows:

                                                    2001           2000

  Valuation allowance at beginning of year     $  369,200     $  392,000
  Decrease in allowance                           (66,500)       (22,800)
  Valuation allowance at end of year           $  302,700     $  369,200

    At April 30, 2001, the Company has net operating loss carry forwards for federal purposes of $934,000 which are available to offset future federal taxable income, if any, and expire between April 30, 2010 and April 30, 2020. The Company also has net operating loss carry forwards for state purposes of $2,731,000 which are available to offset future state taxable income, if any, and expire between April 30, 2002 and April 30, 2020. The Company also has federal and state alternative minimum tax credit carry forwards of approximately $75,000 which are available to reduce future federal and state regular income taxes, if any, over an indefinite period.

    The valuation allowance for the period ended April 30, 2001 was $302,700. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax carryover periods available, and tax planning strategies in making this assessment. Based upon historical levels of taxable income, management believes it is more likely than not the Company will realize the benefits of its deferred tax assets, net of the existing valuation allowance at April 30, 2001.

    On March 8, 1996, the Company filed Form 1139 "Corporate Application for Tentative Refund," to carry back losses under
Section 172(f) of the Internal Revenue Code, for a refund amount of $146,300. The Company was notified in April 1996 that the IRS had allowed the carry back loss and it received a refund in June 1996. Section 172(f) is an area of the tax law without
substantial legal precedent or guidance.   Consequently, a
reserve of $118,000 had been recorded in the amount of the refund net of the collection expenses which would be reimbursed if the Company's position did not withstand any such challenge and the refund was reversed. Due to the expiration of the statute of limitations, the reserve was reduced to zero in fiscal 2000 and has been reflected in the consolidated statements of operations as a tax benefit.

6   OPTIONS

    Pursuant to the terms of two Promissory Notes each dated April 26, 1988, issued by the Company to Mimi G. Duncan, the wife of
J. Russell Duncan, Chairman of the Board and a director of the Company, which Promissory Notes have been repaid in full, the Company granted Mrs. Duncan options to purchase an aggregate of 233,333 shares of the Company's Class A common stock ("Class A Stock") at $0.6738 per share, 115% of the average of the closing "bid" and "ask" quotations for a share of such Common Stock on the date of grant. On June 19, 1989, Mrs. Duncan, exercised options to purchase 66,666 shares of the Company's Class A Stock and acquired the same for a purchase price of $45,000. The unexercised options granted to Mrs. Duncan expired on April 26, 1999. On April 30, 1999 the board of directors elected to extend Mrs. Duncan's options to April 30, 2001 at a price of $0.6738 per share. The options expired at the end of 2001.

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

    In connection with the surrender of 15,000 shares of common stock by Mr. McGurk, on February 19, 2001 (see note 8) the Company granted Mr. McGurk 15,000 options to purchase common shares at the market price of the stock on the date of grant.

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

               Transactions for 2001, 2000 and 1999 are as follows:
                                             2001          2000          1999

  Options outstanding May 1                593,666       368,666       368,666
  Granted                                   15,000       225,000
  Exercised
  Expired                                  273,666
  Options outstanding at April 30          335,000       593,666       368,666
  Weighted average exercise
   price at April 30                      $  .4790      $  .4880      $  .6380
  Option price range at April 30          $  .4375      $  .4375      $  .5625
                                               to            to            to
                                             .5625         .9609         .9609
  Options exercisable at April 30          335,000       593,666       368,666
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

                                             2001          2000          1999
Net income - as reported              $   198,000    $  202,000   $   462,000
Net income - pro forma                $   192,000    $  160,000   $   462,000
Net income per
 share - basic - as reported          $       .07    $      .07   $       .17
Net income per
 share - basic - pro forma            $       .07    $      .06   $       .17

    The pro forma amounts may not be representative of the effects on reported net income (loss) for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the following years:

                                             2001          2000          1999
  Dividend yield                               0%            0%            0%
  Expected volatility                         66%           64%           48%
  Risk-free interest rate                    5.0%          6.0%          6.0%
  Expected lives                           5 years      10 years       5 years



    At April 30, 2001, the weighted average remaining contractual life of the outstanding options was 8.0 years.

8   RELATED PARTY TRANSACTIONS

    Notes Receivable

    The Company entered into a note during fiscal 1993 with L. Michael McGurk, President, Chief Operating Officer and a director of the Company who, with the encouragement of the Company, bought 15,000 shares of Milastar Class A Common Stock and entered into a note with the Company. The note of $20,000 was dated August 15, 1992 and bore interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate was subject to an 8% "cap" during the life of the loan. Interest on the principal was payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 had been extended until August 15, 2002. On February 19, 2001 the Milastar Board of Directors and Mr. McGurk agreed to surrender the 15,000 shares of common stock in satisfaction of the officer note receivable. The interest due on the note of $19,000 was expensed.

    Total interest income related to this note for the fiscal years ended April 30, 2001, 2000 and 1999 amounted to $3,000, $3,000 and $3,000, respectively.

    Notes Payable

    During fiscal 1996 the Company entered into a $100,000 note payable, which at April 30, 2001 had a balance of $0, including accrued interest, to L. Michael McGurk, President, Chief Operating Officer and a director of the Company. The note bore an interest rate of 8.7% and was payable on demand. The Company classified the note payable as a current liability. Total interest expense related to this note payable for the fiscal years ended April 30, 2001, 2000 and 1999 was $0, $0 and $8,000, respectively.

9   INCOME PER COMMON SHARE

    The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the years ended April 30, 2001, 2000 and 1999:

                                             2001          2000          1999
Weighted shares of Class A
 Stock outstanding - basic               2,738,264     2,738,264     2,738,264
Weighted shares of Class A
 Stock assumed upon exercise
 of stock options                          106,621       360,681        80,533
Weighted shares of Class A
 Stock outstanding - diluted             2,829,885     3,098,945     2,818,817

10  OPERATING LEASE COMMITMENTS

    Leased property is comprised of Company automobiles, plant equipment and one building. The building represents the majority of future minimum rental payments. The lease is renewable and provides for the Company to pay all real estate taxes and maintenance expenses.

    Future minimum rental payments under noncancellable operating leases, excluding real estate taxes, are as follows:

          2002                $      58,000
          2003                        9,000
          2004                        7,000
          2005                        2,000
          2006 and thereafter             -
                              $      76,000

    Total rent expense, excluding real estate taxes, for the fiscal years ended April 30, 2001, 2000 and 1999 was $146,000,
$208,000 and $211,000, respectively.

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

    In conjunction with the sale of New England Metal Treating
Corporation, the Company guaranteed the lease payments to the landlord for the property located in Auburn, Massachusetts until April 4, 2006 for a maximum amount of $50,000.



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


                       PART IV

Item 14.
    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

                                                                   Page No.
  1. Financial Statements
      Auditors' Report                                                9
      Consolidated Balance Sheets at April 30, 2001 and 2000       10 - 11
      Consolidated Statements of Operations for
       the three years ended April 30, 2001                          12
      Consolidated Statements of Cash Flows for
       the three years ended April 30, 2001                          13
      Consolidated Statements of Changes in
       Stockholders' Equity for the
       three years ended April 30, 2001                              14
      Notes to Consolidated Financial Statements                   15 - 23

  2.  Financial Statement Schedules
      Schedule II-Valuation and Qualifying Accounts                  25

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

                      Subsidiary                     State of Incorporation
            Flame Metals Processing Corporation             Delaware

      (b)   Reports on Form 8-K:

            None.

Milastar Corporation and Consolidated Subsidiaries



               Schedule II

      VALUATION AND QUALIFYING ACCOUNTS




                        Balance                                       Balance
                     at beginning                                      at end
                        of year      Additions    Deductions (1)      of year

Allowance for doubtful accounts:

   April 30, 2001   $    50,000    $    35,000     $  35,000      $   50,000

   April 30, 2000   $    50,000    $     4,000     $   4,000      $   50,000

   April 30, 1999   $    50,000    $     8,000     $   8,000      $   50,000

   (1)  Direct write-off of accounts deemed uncollectible.

Milastar Corporation and Consolidated Subsidiaries

                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




                                                 MILASTAR CORPORATION
                                                     (REGISTRANT)



                                              By:   /s/ J. RUSSELL DUNCAN
                                                        J. Russell Duncan
                                                      Chairman of the Board
                                                      Dated:  July 27, 2001



  Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated this report of the Registrant and in the capacities indicated on July 27, 2001.





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