Form 10-Q
period 2001-07-31
MILASTAR CORP
filed 2001-09-14
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended July 31, 2001

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


At July 31, 2001, 2,723,264 shares of common stock of the Registrant were issued and outstanding.



  MILASTAR CORPORATION AND SUBSIDIARIES


                        PART I

Item 1. Financial Statements

   The condensed financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2001.

   The condensed financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments
(consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company for the periods presented.


              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                    July 31,       April 30,
                                                      2001           2001
                                                  (unaudited)      (audited)
Current assets:
Cash and cash equivalents. . . . . . . .             62,000         229,000
Accounts receivable:
 Trade, less allowance for doubtful
 accounts of $54,000 (July 31, 2001)
 and $50,000 (April 30, 2001). . . . . .          1,094,000       1,025,000
Inventory. . . . . . . . . . . . . . . .            177,000         120,000
Prepaid expenses and other . . . . . . .            192,000         227,000

    Total current assets . . . . . . . .          1,525,000       1,601,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .            420,000         420,000
 Buildings and improvements. . . . . . .          2,946,000       2,851,000
 Equipment . . . . . . . . . . . . . . .          9,109,000       8,962,000
                                                 12,475,000      12,233,000
  Less accumulated depreciation. . . . .         (5,004,000)     (4,781,000)
                                                  7,471,000       7,452,000
Other assets:
Non-compete agreement, net of
  accumulated amortization of
  of $301,000 & $287,000 respectively. .            145,000         159,000

    Total assets . . . . . . . . . . . .          9,141,000       9,212,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt . .            543,000         543,000
Notes payable to bank  . . . . . . . . .            250,000
Accounts payable . . . . . . . . . . . .            380,000         457,000
Accrued payroll and benefits . . . . . .            242,000         329,000
Accrued real estate taxes. . . . . . . .             79,000         108,000
Other accrued liabilities. . . . . . . .             85,000         101,000

    Total current liabilities. . . . . .          1,579,000       1,538,000

Long-term debt,
 less current maturities . . . . . . . .          2,664,000       2,800,000

    Total liabilities. . . . . . . . . .          4,243,000       4,338,000

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock,  $.05 par value;
 authorized 7,500,000 shares, issued
 and outstanding 2,723,264 shares at
 July 31, 2001 and April 30, 2001. . . .            136,000         136,000
Additional paid-in capital . . . . . . .          1,647,000       1,647,000
Retained earnings. . . . . . . . . . . .          3,115,000       3,091,000

   Total stockholders' equity. . . . . .          4,898,000       4,874,000

   Total liabilities and
    stockholders' equity . . . . . . . .          9,141,000       9,212,000

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended July 31,
                                (Unaudited)

                                                     2001            2000

Net Sales. . . . . . . . . . . . . . . .          2,064,000       2,489,000
Cost of Sales. . . . . . . . . . . . . .          1,453,000       1,682,000

Gross margin . . . . . . . . . . . . . .            611,000         807,000

Selling general and administrative
 expenses. . . . . . . . . . . . . . . .            487,000         560,000
Amortization of non-compete agreement. .             14,000          24,000

Operating income . . . . . . . . . . . .            110,000         223,000

Other expense:
 Net loss on disposal of property
   and equipment . . . . . . . . . . . .            (21,000)
 Interest expense. . . . . . . . . . . .            (63,000)        (67,000)

  Total other expense. . . . . . . . . .            (84,000)        (67,000)

Income before provision for
 income taxes. . . . . . . . . . . . . .             26,000         156,000
Provision for income taxes . . . . . . .              2,000           2,000


Net income . . . . . . . . . . . . . . .             24,000         154,000

Net income per Class A
 common share - basic. . . . . . . . . .                .01             .06

Net income per Class A
 common share - diluted. . . . . . . . .                .01             .06

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended July 31,
                           (Unaudited)


                                                     2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . .             24,000         154,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization . . . .            239,000         259,000
   Net loss on disposal of property
     and equipment . . . . . . . . . . .             21,000

  Changes in operating assets and
   liabilities:
   Accounts and other receivables. . . .            (70,000)         31,000
   Inventory . . . . . . . . . . . . . .            (57,000)        (16,000)
   Prepaid supplies and other. . . . . .             34,000          13,000
   Accounts payable and accrued
    expenses . . . . . . . . . . . . . .           (209,000)        138,000

 Net cash provided by (used in)
  operating activities . . . . . . . . .            (18,000)        579,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant
  and equipment. . . . . . . . . . . . .           (263,000)       (373,000)

 Net cash used in investing
  activities . . . . . . . . . . . . . .           (263,000)       (373,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank line of credit . . .            250,000
 Principal payments on long-term debt. .           (136,000)       (176,000)
  Net cash provided by (used in)
  financing activities . . . . . . . . .            114,000        (176,000)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . .           (167,000)         30,000

CASH AND CASH EQUIVALENTS BALANCE
 AT BEGINNING OF YEAR. . . . . . . . . .            229,000          56,000

CASH AND CASH EQUIVALENTS BALANCE
 AT END OF THE FIRST QUARTER . . . . . .             62,000          86,000


Supplemental disclosures of cash flow information:
 Cash paid during the first quarter for:
  Interest . . . . . . . . . . . . . . . .           63,000          67,000

  Income taxes . . . . . . . . . . . . . .                            1,000


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

    The consolidated financial statements as of July 31, 2001 and for the three month periods ended July 31, 2001 and July 31, 2000, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the note thereto included in the Company's 2001 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.



2   INCOME PER COMMON SHARE

    The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the quarters ended July 31, 2001 and 2000:


                                              Three Months Ended July  31,

                                                    2001         2000
Weighted shares of Class A Stock
 outstanding - basic. . . . . . . . . .          2,723,264    2,738,264

Weighted shares of Class A Stock
 assumed upon exercise of stock
 options. . . . . . . . . . . . . . . .            121,978            0

Weighted shares of Class A Stock
 outstanding - diluted. . . . . . . . .          2,845,242    2,738,264



3   INCOME TAXES

    The low effective tax rate for the three months ended July 31, 2001 and 2000, compared to the federal statutory rate, is due to a reduction of the valuation allowance resulting from the utilization of net operating loss carryforwards. The income tax expense in the three month periods ended July 31, 2001 and 2000 is due to minimum state income tax fees.


4    REVENUE RECOGNITION

     In fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. As required by EITF 00-10, the Company has historically classified shipping and handling costs billed to customers as revenue. Prior to the adoption of EITF 00-10, the Company accounted for the associated revenues as a reduction in costs of sales. Effective with the adoption of EITF 00-10, $5,000 of shipping and handling fees were reclassified from cost of sales to revenues for the three months ended July 31, 2000. The Company included all fees associated with shipping and handling in revenue for the three months ended July 31, 2001.





Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Three Months Ended July 31, 2001 as Compared with the
Three Months Ended July 31, 2000. The Company recorded sales of $2,064,000 during the first quarter of fiscal year 2002 as compared with $2,489,000 for the same period last year, a $425,000 (17%) decrease. The decrease was primarily attributable to the loss of revenue from the sale of New England Metal Treating and a weaker economy for the heat treating industry in the Midwest.


     Cost of sales of $1,453,000 (70% of net sales) during the first quarter of fiscal year 2002 decreased $229,000 (14%) from $1,682,000 (68% of net sales) for the same period a year earlier. The decrease in total dollars was primarily attributable to the sale of New England Metal Treating. The increase in cost of sales as a percent of net sales from 68% to 70% was primarily the result of lower sales in the Midwest. Gross margin decreased to $611,000 as compared with $807,000 for the prior year first quarter.

     Selling, general and administrative (SG&A) expenses of $487,000 (24% of net sales) decreased $73,000 (13%) from $560,000
(23% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to a decrease in the provision for incentive compensation.

     The Company recorded operating income of $110,000 in the first quarter of fiscal 2002 as compared with operating income of $223,000 recorded in the prior year first quarter. The decrease in operating income in the first quarter of fiscal year
2002 is primarily attributable to lower sales and relatively fixed costs.

     Total other expense amounted to $84,000 in the first quarter of fiscal 2002 as compared with other expense of $67,000 in the first quarter of last year. Other expense in both first quarters relates primarily to interest expense.

     The Company recorded net income of $24,000 in the first quarter of fiscal 2002 as compared with net income of $154,000 in the prior year first quarter.


Income Taxes

     The provision for income taxes for the three months ended July 31, 2001 was $2,000, or an effective tax rate of 7.7%, compared to a provision for income taxes of $2,000, or an effective tax rate of 1.3%, for the three months ended July 31, 2000. The low effective income tax rate, compared to the federal statutory rate of 34% plus state and local taxes for the three months ended July 31, 2001 and 2000, is due to a reduction in the valuation allowance resulting from the utilization of net operating loss carryforwards in each respective period.


Liquidity and Capital Resources

     At July 31, 2001, the Company had negative working capital of $54,000 compared with $63,000 of working capital at April 30, 2001. Cash and accounts receivables represented 76% (78% at April 30, 2001) and 13% (14% at April 30, 2001) of total current assets and total assets, respectively. During the first quarter of fiscal 2002, net cash used in operating activities amounted to $18,000 compared to $579,000 provided by operating activities in the first quarter of fiscal 2001. The decrease is primarily due to lower net income, increased accounts receivable and decreased accounts payable and accrued expenses. Working capital requirements for the first quarter of fiscal 2002 was funded primarily from available cash, cash generated from operations and short-term borrowings under the line of credit.
The Company believes anticipated cash flows from operations and its line of credit will be adequate to satisfy projected operating requirements through the foreseeable future.


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


Impact of Recently issued Accounting Standards

     In July 2001, the FASB issued Statement No. 141,
Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective May 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of July 31, 2001, the Company has unamortized identifiable intangible assets in the amount of $145,000 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $96,000 and $14,000 for the year ended April 30, 2001 and the three months ended
July 31, 2001, respectively. The Company has determined that the impact of the statements will not be significant to the financial statements.



Item 3.  Qualitative and Quantitative Disclosures About Market
Risk.


Market Risks

     The Company is exposed to certain market risks with its $500,000 line of credit of which $250,000 is outstanding at July 31, 2001. The line bears interest at the bank's reference rate.




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


      Dated: September 14, 2001