Form 10-Q
period 2001-10-31
MILASTAR CORP
filed 2001-12-14
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended October 31, 2001

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


At October 31, 2001, 2,723,264 shares of common stock of the Registrant were issued and outstanding.



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


              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                  October 31,      April 30,
                                                      2001           2001
                                                  (unaudited)      (audited)
Current assets:
Cash and cash equivalents. . . . . . . .             69,000         229,000
Accounts receivable:
 Trade, less allowance for doubtful
 accounts of $59,000 (October 31, 2001)
 and $50,000 (April 30, 2001). . . . . .          1,075,000       1,025,000
Inventory. . . . . . . . . . . . . . . .            191,000         120,000
Prepaid expenses and other . . . . . . .            258,000         227,000

    Total current assets . . . . . . . .          1,593,000       1,601,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .            420,000         420,000
 Buildings and improvements. . . . . . .          2,994,000       2,851,000
 Equipment . . . . . . . . . . . . . . .          9,334,000       8,962,000
                                                 12,748,000      12,233,000
  Less accumulated depreciation. . . . .         (5,228,000)     (4,781,000)
                                                  7,520,000       7,452,000
Other assets:
Non-compete agreement, net of
  accumulated amortization of
  of $323,000 & $287,000 respectively. .            123,000         159,000

    Total assets . . . . . . . . . . . .          9,236,000       9,212,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt . .            543,000         543,000
Notes payable to bank  . . . . . . . . .            350,000
Accounts payable . . . . . . . . . . . .            503,000         457,000
Accrued payroll and benefits . . . . . .            269,000         329,000
Accrued real estate taxes. . . . . . . .             46,000         108,000
Other accrued liabilities. . . . . . . .             63,000         101,000

    Total current liabilities. . . . . .          1,774,000       1,538,000

Long-term debt,
 less current maturities . . . . . . . .          2,528,000       2,800,000

    Total liabilities. . . . . . . . . .          4,302,000       4,338,000

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock,  $.05 par value;
 authorized 7,500,000 shares, issued
 and outstanding 2,723,264 shares at
 October 31, 2001 and April 30, 2001 . .            136,000         136,000
Additional paid-in capital . . . . . . .          1,647,000       1,647,000
Retained earnings. . . . . . . . . . . .          3,151,000       3,091,000

   Total stockholders' equity. . . . . .          4,934,000       4,874,000

   Total liabilities and
    stockholders' equity . . . . . . . .          9,236,000       9,212,000

See accompanying notes to condensed consolidated financial statements

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                             Three Months Ended         Six Months Ended
                                                 October 31,               October 31,
                                             2001          2000        2001          2000

   Net Sales . . . . . . . . . . . . . .   2,157,000    2,309,000    4,221,000    4,798,000
   Cost of Sales . . . . . . . . . . . .   1,512,000    1,542,000    2,965,000    3,224,000

   Gross margin. . . . . . . . . . . . .     645,000      767,000    1,256,000    1,574,000
   Selling general and administrative
    expenses . . . . . . . . . . . . . .     497,000      543,000      984,000    1,103,000
   Amortization of non-compete
    agreements . . . . . . . . . . . . .      23,000       24,000       37,000       48,000

   Operating income. . . . . . . . . . .     125,000      200,000      235,000      423,000

   Other income (expense):
    Dividend and interest income . . . .                    9,000                     9,000
    Interest expense . . . . . . . . . .     (65,000)     (63,000)    (128,000)    (130,000)
    Net loss on disposal of property
      and equipment  . . . . . . . . . .     (21,000)                  (42,000)
    Other            . . . . . . . . . .                   68,000                    68,000
   Total other income (expense). . . . .     (86,000)      14,000     (170,000)     (53,000)

   Income before income taxes . . . . .       39,000      214,000       65,000      370,000
   Provision for income taxes.  . . . .        3,000        3,000        5,000        5,000

   Net income        . . . . . . . . . .      36,000      211,000       60,000      365,000

   Net income per common share-basic . .         .01          .08          .02          .13

   Net income per common share-diluted .         .01          .07          .02          .13

See accompanying notes to condensed consolidated financial statements

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   Six Months Ended October 31,
                           (Unaudited)


                                                     2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . .             60,000         365,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization . . . .            485,000         492,000
   Net loss on disposal of property
    and equipment. . . . . . . . . . . .             42,000
   Gain on sale of the net assets
    of a business. . . . . . . . . . . .                            (68,000)

  Changes in operating assets and
   liabilities, net of the effect of the
   sale of the net assets of a business:
   Accounts and other receivables. . . .            (50,000)         (3,000)
   Inventory . . . . . . . . . . . . . .            (71,000)         (2,000)
   Prepaid supplies and other. . . . . .            (32,000)        (18,000)
   Accounts payable and accrued
    expenses . . . . . . . . . . . . . .           (114,000)       (167,000)

 Net cash provided by operating
  activities . . . . . . . . . . . . . .            320,000         599,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment: . . . . . . . . . . . . . .           (558,000)       (696,000)
 Proceeds from the sale of the net
  assets of a business . . . . . . . . .                            615,000
 Net cash used in investing
  activities . . . . . . . . . . . . . .           (558,000)        (81,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (repayments) from bank
  line of credit . . . . . . . . . . . .            350,000        (250,000)
 Principal payments on long-term debt. .           (272,000)       (612,000)
 Proceeds from issuance of
  long-term debt . . . . . . . . . . . .                            825,000
 Net cash privided by (used in)
  financing activities . . . . . . . . .             78,000         (37,000)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . .           (160,000)        481,000

CASH AND CASH EQUIVALENTS BALANCE
 AT BEGINNING OF YEAR. . . . . . . . . .            229,000          56,000

CASH AND CASH EQUIVALENTS BALANCE
 AT END OF THE SECOND QUARTER. . . . . .             69,000         537,000


Supplemental disclosures of cash flow information:
 Cash paid during the first six months for:
  Interest . . . . . . . . . . . . . . . .          128,000         130,000

  Income taxes . . . . . . . . . . . . . .                            5,000

See accompanying notes to condensed consolidated financial statements

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

    The consolidated financial statements as of October 31, 2001 and for the three and six month periods ended October 31, 2001 and October 31, 2000, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the note thereto included in the Company's 2001 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.


2   INCOME PER COMMON SHARE

    The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and six month periods ended October 31, 2001 and 2000:


                             Three Months Ended       Six Months Ended
                                October 31,             October 31,
                              2001        2000        2001        2000
Weighted shares
 outstanding - basic. . .   2,723,264   2,738,264   2,723,264   2,738,264

Weighted shares assumed
 upon exercise of
 stock options. . . . . .      83,831      91,354     102,140      51,178

Weighted shares
 outstanding - diluted. .   2,807,095   2,829,618   2,825,404   2,789,442


3     INCOME TAXES

      The low effective tax rate for the three and six months ended October 31, 2001 and 2000, compared to the federal statutory rate, is due to a reduction of the valuation allowance resulting from the utilization of net operating loss carryforwards. The income tax expense in the three and six month periods ended
October 31, 2001 and 2000 is due to minimum state income tax fees.



4     REVENUE RECOGNITION

      In fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for
Shipping and Handling Fees and Costs.  As required by EITF 00-
10, the Company has historically classified shipping and handling costs billed to customers as revenue. Prior to the adoption of EITF 00-10, the Company accounted for the associated revenues as a reduction in costs of sales. Effective with the adoption of EITF 00-10, $2,000 and $7,000 of shipping and handling fees were reclassified from cost of sales to revenues for the three months and six months ended October 31, 2000, respectively. The Company included all fees associated with shipping and handling in revenue for the three months and six months ended October 31, 2001.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations

    Three Months Ended October 31, 2001 as Compared with the Three Months Ended October 31, 2000. The Company recorded sales of $2,157,000 during the second quarter of fiscal year 2001 as compared with $2,309,000 for the same period last year, a $152,000 (7%) decrease. The decrease in sales were primarily attributable to a weaker economy for the heat treating industry in the Midwest and the loss of revenue from the sale of New England Metal Treating.

    Cost of sales of $1,512,000 (70% of net sales) during the second quarter of fiscal year 2001 decreased $30,000 (2%) from $1,542,000 (67% of net sales) for the same period a year earlier. Gross margin decreased to $645,000 as compared with $767,000 for the prior year second quarter. The increase in cost of sales as a percent of net sales from 67% to 70% and the decrease in gross margin was primarily the result of lower sales in the Midwest.

    Selling, general and administrative (SG&A) expenses of $497,000 (23% of net sales) decreased $46,000 (8%) from $543,000 (24% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to a decrease in legal expenses.

    The Company recorded operating income of $125,000 in the second quarter of fiscal 2001 as compared with operating income of $200,000 recorded in the prior year second quarter. The decrease in operating income in the second quarter of fiscal year 2001 is primarily attributable to lower sales and relatively fixed costs.

    Total other expense amounted to $86,000 in the second quarter of fiscal 2001 as compared with other income of $14,000 in the second quarter of last year. Other expense consisted of interest expense and a net loss on the disposal of equipment at the Bloomington facility. The other income reported in the prior year second quarter was primarily the result of a $68,000 gain on the sale of New England Metal Treating and interest expense of $63,000.

    The Company recorded net income of $36,000 in the second quarter of fiscal 2001 as compared with net income of $211,000 in the prior year second quarter.


    Six Months Ended October 31, 2001 as Compared with the Six Months Ended October 31, 2000. The Company recorded sales of $4,221,000 during the first six months of fiscal year 2001 as compared with $4,798,000 for the same period last year, a $577,000 (12%) decrease. The sales decrease was primarily attributable to a weaker economy for the heat treating industry in the Midwest and by the loss of revenue from the sale of New England Metal Treating in the second quarter of fiscal 2000.

    Cost of sales of $2,965,000 (70% of net sales) during the first six months of fiscal year 2001 decreased $259,000 (8%) from $3,224,000 (67% of net sales) for the same period a year earlier. The decrease in total dollars was primarily attributable to the sale of New England Metal Treating. The increase in cost of sales as a percent of net sales from 67% to 70% was primarily the result of lower sales in the Midwest.
Gross margin decreased to $1,256,000 as compared with $1,574,000 for the prior year six months.

    Selling, general and administrative (SG&A) expenses of $984,000 (23% of net sales) decreased $119,000 from $1,103,000 (23% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to a decrease in the provision for incentive compensation and a reduction in legal expenses.

    The Company recorded operating income of $235,000 in the first six months of fiscal 2001 as compared with operating income of $423,000 recorded in the prior year six months. The decrease in operating income in the first six months of fiscal year 2001 is primarily attributable to lower sales and relatively fixed costs.

    Total other expense amounted to $170,000 in the first six months of fiscal 2001 as compared with other expense of $53,000 in the same period of last year. Other expense consisted of interest expense and a net loss on the disposal of equipment at the Bloomington facility. The other income reported in the prior year six months was primarily the result of a $68,000 gain on the sale of New England Metal Treating being primarily offset by interest expense.

    The Company recorded net income of $60,000 in the first six months of fiscal 2001 as compared with net income of $365,000 in the prior year six months.






Income Taxes

    The provision for income taxes for the six months ended October 31, 2001 was $5,000, or an effective tax rate of 7.7%, compared to a provision for income taxes of $5,000, or an effective tax rate of 1.4%, for the six months ended October 31, 2000. The low effective income tax rate, compared to the federal statutory rate of 34% plus state and local taxes for the six months ended October 31, 2001 and 2000, is due to a reduction in the valuation allowance resulting from the utilization of net operating loss carryforwards in each respective period.


Liquidity and Capital Resources

    At October 31, 2001, the Company had negative working capital of $181,000 compared with $63,000 of working capital at April 30, 2001. Cash and accounts receivables represented 72% (78% at April 30, 2001) and 12% (14% at April 30, 2001) of total current assets and total assets, respectively. During the first six months of fiscal 2002, net cash provided by operating activities amounted to $320,000 compared to $599,000 provided by operating activities in the first six months of fiscal 2001. The decrease is primarily due to lower net income. Working capital requirements for the first six months of fiscal 2002 was funded primarily from available cash, cash generated from operations and short-term borrowings under the line of credit. The Company believes anticipated cash flows from operations and the $150,000 available on the line of credit will be adequate to satisfy projected operating requirements through the foreseeable future.


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

As of October 31, 2001, the Company has unamortized identifiable intangible assets in the amount of $123,000 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to intangible assets, consisting of a non-compete agreement was $96,000 and $36,000 for the year ended April 30, 2001 and the six months ended October 31, 2001, respectively. The Company has determined that the impact of the statements will not be significant to the financial statements.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company is evaluating SFAS No. 144 to determine the impact on its financial condition and results of operations.


Item 3.  Qualitative and Quantitative Disclosures About Market
Risk.


Market Risks

    The Company is exposed to certain market risks with its $500,000 line of credit of which $350,000 is outstanding at October 31, 2001. The line bears interest at the bank's reference rate.



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


      Dated: December 14, 2001