Form 10-Q
period 2002-01-31
MILASTAR CORP
filed 2002-03-12
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                     FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended January 31, 2002

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


At January 31, 2002, 2,723,264 shares of common stock of the Registrant were issued and outstanding.



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


              MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                  January 31,      April 30,
                                                      2002           2001
                                                  (unaudited)      (audited)
Current assets:
Cash and cash equivalents. . . . . . . .            439,000         229,000
Accounts receivable:
 Trade, less allowance for doubtful
 accounts of $53,000 (January 31, 2002)
 and $50,000 (April 30, 2001). . . . . .            938,000       1,025,000
Inventory. . . . . . . . . . . . . . . .            164,000         120,000
Prepaid expenses and other . . . . . . .            378,000         227,000

    Total current assets . . . . . . . .          1,919,000       1,601,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .            420,000         420,000
 Buildings and improvements. . . . . . .          3,033,000       2,851,000
 Equipment . . . . . . . . . . . . . . .          9,490,000       8,962,000
                                                 12,943,000      12,233,000
  Less accumulated depreciation. . . . .         (5,452,000)     (4,781,000)
                                                  7,491,000       7,452,000
Other assets:
Non-compete agreement, net of
  accumulated amortization of
  of $346,000 & $287,000 respectively. .            100,000         159,000

    Total assets . . . . . . . . . . . .          9,510,000       9,212,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt . .            809,000         543,000
Accounts payable . . . . . . . . . . . .            404,000         457,000
Accrued payroll and benefits . . . . . .            196,000         329,000
Accrued real estate taxes. . . . . . . .             66,000         108,000
Other accrued liabilities. . . . . . . .            104,000         101,000

    Total current liabilities. . . . . .          1,579,000       1,538,000

Long-term debt,
 less current maturities . . . . . . . .          3,193,000       2,800,000

    Total liabilities. . . . . . . . . .          4,772,000       4,338,000

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 5,000,000 shares, none
 issued. . . . . . . . . . . . . . . . .
Common stock,  $.05 par value;
 authorized 7,500,000 shares, issued
 and outstanding 2,723,264 shares at
 January 31, 2002 and April 30, 2001 . .            136,000         136,000
Additional paid-in capital . . . . . . .          1,647,000       1,647,000
Retained earnings. . . . . . . . . . . .          2,955,000       3,091,000

   Total stockholders' equity. . . . . .          4,738,000       4,874,000

   Total liabilities and
    stockholders' equity . . . . . . . .          9,510,000       9,212,000

See accompanying notes to condensed consolidated financial statements

                   MILASTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                             Three Months Ended         Nine Months Ended
                                                 January 31,               January 31,
                                             2002          2001        2002          2001

   Net Sales . . . . . . . . . . . . . .   1,887,000    1,964,000    6,108,000    6,762,000
   Cost of Sales . . . . . . . . . . . .   1,498,000    1,508,000    4,463,000    4,732,000

   Gross margin. . . . . . . . . . . . .     389,000      456,000    1,645,000    2,030,000
   Selling general and administrative
    expenses . . . . . . . . . . . . . .     494,000      495,000    1,478,000    1,598,000
   Amortization of non-compete
    agreements . . . . . . . . . . . . .      22,000       24,000       59,000       72,000

   Operating income(loss). . . . . . . .    (127,000)     (63,000)     108,000      360,000

   Other income (expense):
    Dividend and interest income . . . .       1,000        5,000        1,000       14,000
    Interest expense . . . . . . . . . .     (47,000)     (56,000)    (175,000)    (186,000)
    Net loss on disposal of property
      and equipment  . . . . . . . . . .     (21,000)                  (63,000)
    Gain on sale of net assets
      of a business  . . . . . . . . . .                                             68,000
   Total other expense . . . . . . . . .     (67,000)     (51,000)    (237,000)    (104,000)

   Income(loss) before income taxes. . .    (194,000)    (114,000)    (129,000)     256,000
   Income tax expense. . . . . . . . . .       2,000        2,000        7,000        7,000

   Net income(loss). . . . . . . . . . .    (196,000)    (116,000)    (136,000)     249,000

   Net income(loss) per share-basic. . .       (0.07)       (0.04)       (0.05)         .09

   Net income(loss) per share-diluted. .       (0.07)       (0.04)       (0.05)         .09

See accompanying notes to condensed consolidated financial statements

              MILASTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   Nine Months Ended January 31,
                           (Unaudited)


                                                     2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss) . . . . . . . . . . . .           (136,000)        249,000
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization . . . .            730,000         713,000
   Net loss on disposal of property
    and equipment. . . . . . . . . . . .             63,000
   Gain on sale of the net assets
    of a business. . . . . . . . . . . .                            (68,000)

  Changes in operating assets and
   liabilities, net of the effect of the
   sale of the net assets of a business:
   Accounts and other receivables. . . .             87,000         118,000
   Inventory . . . . . . . . . . . . . .            (44,000)          3,000
   Prepaid supplies and other. . . . . .           (151,000)        (68,000)
   Accounts payable and accrued
    expenses . . . . . . . . . . . . . .           (224,000)         14,000

 Net cash provided by operating
  activities . . . . . . . . . . . . . .            325,000         961,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment: . . . . . . . . . . . . . .           (774,000)     (1,512,000)
 Proceeds from the sale of the net
  assets of a business . . . . . . . . .                            615,000
 Net cash used in investing
  activities . . . . . . . . . . . . . .           (774,000)       (897,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of bank
  line of credit . . . . . . . . . . . .                           (100,000)
 Principal payments on long-term debt. .           (441,000)       (763,000)
 Proceeds from issuance of
  long-term debt . . . . . . . . . . . .          1,100,000         825,000
 Net cash privided by (used in)
  financing activities . . . . . . . . .            659,000         (38,000)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . .            210,000          26,000

CASH AND CASH EQUIVALENTS BALANCE
 AT BEGINNING OF YEAR. . . . . . . . . .            229,000          56,000

CASH AND CASH EQUIVALENTS BALANCE
 AT END OF THE THIRD QUARTER . . . . . .            439,000          82,000


Supplemental disclosures of cash flow information:
 Cash paid during the first nine months for:
  Interest . . . . . . . . . . . . . . . .          175,000         186,000

  Income taxes . . . . . . . . . . . . . .                            7,000

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

    The consolidated financial statements as of January
31, 2002 and for the three and nine month periods ended January 31, 2002 and January 31, 2001, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2001 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.


2   INCOME PER COMMON SHARE

    The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and nine month periods ended January 31, 2002 and 2001:


                             Three Months Ended       Nine Months Ended
                                January 31,             January 31,
                              2002        2001        2002        2001
Weighted shares
 outstanding - basic. . .   2,723,264   2,738,264   2,723,264   2,738,264

Weighted shares assumed
 upon exercise of
 stock options. . . . . .           0           0           0      87,146

Weighted shares
 outstanding - diluted. .   2,723,264   2,738,264   2,723,264   2,825,410

Options excluded from the
 net income per share
 calculations because the
 effect on net income per
 share would not have
 been dilutive. . . . . .      87,954     171,972      96,823           0


3   LONG TERM DEBT

    In December 2001, the Company established two term notes payable for the purpose of borrowing money for the purchase of equipment and refinancing $2.4 million in long term debt and a $450,000 note payable to bank (line of credit). At January 31, 2002, the notes had a principal balance of $2,514,000 and $572,000, payable in monthly installments of $61,685 and $10,672, respectively, including interest at 2.5% above the LIBOR rate through December, 2006. The amount available on the line of credit after refinancing is $500,000.


4   INCOME TAXES

    The low effective tax rate for the nine months ended January 31, 2001, compared to the federal statutory rate, is due to a reduction of the valuation allowance resulting from the utilization of net operating loss carryforwards. The income tax expense in the three and nine month periods ended January 31, 2002 and 2001 is due to minimum state income tax fees.


5   REVENUE RECOGNITION

    In fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. As required by EITF 00-10, the Company has classified shipping and handling costs billed to customers as revenue. Prior to the adoption of EITF 00-10, the Company accounted for the associated revenues as a reduction in costs of sales. Effective with the adoption of EITF 00-10, $5,000 and $12,000 of shipping and handling fees were reclassified from cost of sales to revenues for the three months and nine months ended January 31, 2001, respectively. The Company included all fees associated with shipping and handling in revenue for the three months and nine months ended January 31, 2002.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations

    Three Months Ended January 31, 2002 as Compared with the Three Months Ended January 31, 2001. The Company recorded sales of $1,887,000 during the third quarter of fiscal year 2002 as compared with $1,964,000 for the same period last year, a $77,000 (4%) decrease. The decrease in sales were primarily attributable to a weaker economy for the heat treating industry in the Midwest.

    Cost of sales of $1,498,000 (79% of net sales) during the third quarter of fiscal year 2002 decreased $10,000 (1%) from $1,508,000 (77% of net sales) for the same period a year earlier. Gross margin decreased to $389,000 as compared with $456,000 for the prior year third quarter. The increase in cost of sales as a percent of net sales from 77% to 79% and the decrease in gross margin was primarily the result of lower sales in the Midwest.

    Selling, general and administrative (SG&A) expenses of $494,000 (26% of net sales) decreased $1,000 from $495,000 (25% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations.

    The Company recorded an operating loss of $127,000 in the third quarter of fiscal 2002 as compared with an operating loss of $63,000 recorded in the prior year third quarter. The increased operating loss in the third quarter of fiscal year 2002 is primarily attributable to lower sales in the Midwest and relatively fixed costs.

    Total other expense amounted to $67,000 in the third quarter of fiscal 2002 as compared with other expense of $51,000 in the third quarter of last year. The increase in other expense was primarily the result of a net loss on the disposal of equipment at the Bloomington facility.

    The Company recorded a net loss of $196,000 in the third quarter of fiscal 2002 as compared with a net loss of $116,000 in the prior year third quarter.


    Nine Months Ended January 31, 2002 as Compared with the
Nine Months Ended January 31, 2001. The Company recorded sales of $6,108,000 during the first nine months of fiscal year 2002 as compared with $6,762,000 for the same period last year, a $654,000 (10%) decrease. The sales decrease was primarily attributable to a weaker economy for the heat treating industry in the Midwest and by the loss of revenue from the sale of New England Metal Treating in the second quarter of fiscal 2001.

    Cost of sales of $4,463,000 (73% of net sales) during the first nine months of fiscal year 2002 decreased $269,000 (6%) from $4,732,000 (70% of net sales) for the same period a year earlier. The decrease in total dollars was primarily attributable to the sale of New England Metal Treating. The increase in cost of sales as a percent of net sales from 70% to 73% was primarily the result of lower sales in the Midwest. Gross margin decreased to $1,645,000 as compared with $2,030,000 for the prior year nine months.

    Selling, general and administrative (SG&A) expenses of $1,478,000 (24% of net sales) decreased $120,000 from $1,598,000
(24% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to a decrease in the provision for incentive compensation and a reduction in legal expenses.

    The Company recorded operating income of $108,000 in the first nine months of fiscal 2002 as compared with operating income of $360,000 recorded in the prior year nine months. The decrease in operating income in the first nine months of fiscal year 2002 is primarily attributable to lower sales in the Midwest and relatively fixed costs.

    Total other expense amounted to $237,000 in the first nine months of fiscal 2002 as compared with other expense of $104,000 in the same period of last year. Other expense consisted of interest expense and a net loss on the disposal of equipment at the Bloomington facility. The other income reported in the prior year nine months was primarily the result of a $68,000 gain on the sale of New England Metal Treating being primarily offset by interest expense.

    The Company recorded a net loss of $136,000 in the first nine months of fiscal 2002 as compared with net income of $249,000 in the prior year nine months.




Liquidity and Capital Resources

    At January 31, 2002, the Company had working capital of $340,000 compared with $63,000 of working capital at April 30, 2001. Cash and accounts receivables represented 72% (78% at April 30, 2001) and 14% (14% at April 30, 2001) of total current assets and total assets, respectively. During the first nine months of fiscal 2002, net cash provided by operating activities amounted to $325,000 compared to $961,000 provided by operating activities in the first nine months of fiscal 2001. The decrease is primarily due to a net loss this year compared to net income in the prior year and a reduction in accrued expenses. Working capital requirements for the first nine months of fiscal 2002 was funded primarily from available cash, cash generated from operations and issuance of long-term debt. The Company believes anticipated cash flows from operations, $335,000 in additional long-term debt and its line of credit will be adequate to satisfy projected operating requirements through the foreseeable future.


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

     The Company adopted the provisions of Statement 141 on July 1, 2001, and Statement 142 effective May 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period after adoption.

As of January 31, 2002, the Company has unamortized identifiable intangible assets in the amount of $100,000 which will be subject to the transition provisions. Amortization expense related to intangible assets, consisting of a non-compete agreement was $96,000 and $59,000 for the year ended April 30, 2001 and the nine months ended January 31, 2002, respectively. The Company has determined that the impact of the statements will not be significant to the financial statements.

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


Item 3.  Qualitative and Quantitative Disclosures About Market
Risk.


Market Risks

    The Company is exposed to certain market risks with its long-term debt and $500,000 line of credit of which $0 is outstanding at January 31, 2002. The majority of long-term debt bears interest at 2.5% above the LIBOR rate and the line of credit bears interest at the bank's reference rate.



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


      Dated: March 13, 2002