Form 10-K
period 2002-04-30
MILASTAR CORP
filed 2002-07-31
CIK 66544

Milastar Corporation and Consolidated Subsidiaries
                           Form 10-K



UNITED STATES SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C. 20549

                  FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on July 5, 2002 was $926,000 based upon the bid price of the Class A common stock as quoted on OTC Electronic Bulletin Board. On that date there were 2,723,264 shares of Class A Common Stock issued and outstanding.

         Documents Incorporated by Reference

Parts I and III incorporate by reference certain information to be included in Registrant's definitive Information Statement relating to action taken by written consent of the Board of Directors and Majority Stockholders, which Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14C on or before August 9, 2002.


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

    Flame Metals currently generates 100% of Milastar's consolidated net sales, which flow from the sale of a variety of subcontract services to industrial customers. These special services include metallurgical-related processing involving the heating and cooling of metal products under controlled conditions in order to restructure the molecular property of such products to achieve specified characteristics.

    Flame Metals' customer list includes more than 800 firms generally classified as manufacturers. The customer furnishes all direct materials and components processed for their account. These parts are then heat treated, primarily to achieve a certain hardness or surface finish, in preparation of the metal parts for their designated use. The Company's largest customer accounted for 11 percent of total net sales in fiscal 2002 .

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

    The Company currently owns two plants located in the Minneapolis-St. Paul, Minnesota area. These include a 35,000 sq. ft. facility in St. Louis Park, MN and a 48,000 sq. ft. facility in Rogers, MN. The lease on a third facility in Bloomington, MN expired in November 2001 and was not renewed.

    Milastar reported a loss before income taxes of $187,000 in fiscal 2002 and a profit before income taxes of $207,000 in fiscal 2001. Net loss after taxes amounted to $194,000 in fiscal 2002 and a net profit after taxes of $198,000 in fiscal 2001. Results of operations are discussed more fully in "Management's Discussion and Analysis" beginning on page 6.

    The Company's non-operating other income (expense) resulted in a net expense of $299,000 in fiscal year 2002, up $15,000 from the $284,000 in expense recorded in fiscal year 2001. Current assets as a percent of total assets amounted to 16% and 17% at April 30, 2002 and 2001, respectively. The book value per share was $1.72 per share at April 30, 2002 compared with $1.79 per share at April 30, 2001. The bid price per share, as quoted on the OTC Electronic Bulletin Board, was $0.34 as of April 30,
2002.


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

    Employee Relations

    The Company currently operates two separate plant locations and employs a total of approximately 64 employees; 38 in St. Louis Park, MN, and 26 in Rogers, MN. The Company believes the prevailing wage rates, fringe benefits and working conditions afforded its employees compare favorably with those received by employees employed by regional businesses competitive with the Company. The Company believes its employee relations are satisfactory; therefore the Company does not anticipate any labor disruption during the forthcoming fiscal 2003.

Item 2.  Properties

    The Company believes that its property and equipment are well maintained, in good working condition, and are adequately insured.

    Executive Offices

    The Company currently maintains its executive offices at 7317
West Lake Street, Minneapolis, Minnesota.




  Flame Metals

  Flame Metals owns the two industrial properties as listed below:



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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's security holders during its fiscal year ended April 30, 2002.


Executive Officers of the Company

         The following table sets forth with respect to each executive officer of the Company his name, age and all positions and offices with the Company held by him since May 1, 1997.  Unless otherwise indicated in the table below, all positions and
offices indicated have been continuously held since May 1, 1997.
All executive officers serve at the will of the Board of
Directors until their successors are duly appointed and
qualified.   Mr. J. Russell Duncan, Chairman of the Board and a
director of the Company, is the father of Mr. Lance H. Duncan, Secretary and a director of the Company. With the foregoing exception, no family relationship exists among the officers of the Company.


                                           Positions and Offices Held with
Name                          Age             the Company and Period Held


J. Russell Duncan (1) . . .    85          Chairman and Chief Executive
                                           Officer.
L. Michael McGurk . . . . .    51          President and Chief Operating
                                           Officer.
Dennis J. Stevermer . . . .    41          Vice President Treasurer.

Lance H. Duncan (2) . . . .    46          Secretary.


(1)
    Mr. J. Russell Duncan was Chairman and a director of Sound
    Techniques, Inc. (audio-video production studios) until December 2001 and has otherwise been engaged in private investment activities for more than the past five years.

(2)
    Mr. Lance H. Duncan was President and Chief Operating Officer of Sound Techniques, Inc. (audio-video production studios) until
    December 2001 and has been engaged in private investment activities for more than the past five years.

    Similar information respecting the directors of the Company will be included under the heading "Respecting the Election of Directors" in the Company's definitive Information Statement ("Information Statement") to be distributed to the stockholders of the Company and filed with the Securities and Exchange
Commission pursuant to the Securities and Exchange Act of 1934, as amended, respecting notification of certain action taken by written consent in lieu of the Company's Annual Meeting of Stockholders for its 2002 fiscal year. The Company expects to file the Information Statement with the Securities and Exchange Commission on or before August 9, 2002 and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.


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

                                        Fiscal 2002      Fiscal 2001
                                       High     Low     High     Low
 First Quarter . . . . . . . . . .   $ 0.45  $ 0.38   $ 0.38  $ 0.31
 Second Quarter. . . . . . . . . .   $ 0.43  $ 0.32   $ 0.56  $ 0.38
 Third Quarter . . . . . . . . . .   $ 0.40  $ 0.32   $ 0.59  $ 0.44
 Fourth Quarter. . . . . . . . . .   $ 0.34  $ 0.33   $ 0.56  $ 0.45

    On July 5, 2002 there were approximately 4,000 holders of record of the Company's Common Stock. The Company has not paid any cash dividends in respect of its Class A Common Stock, and it is not presently anticipating paying any cash dividends, thereon, in the near term.

Item 6.

Selected Financial Data



                                              Year Ended April 30,
                                   2002     2001     2000     1999     1998
                                      (In thousands except per share data)

Net sales. . . . . . . . . . . . $ 8,215  $ 8,870  $ 9,064  $ 9,198  $ 8,261
Net income (loss). . . . . . . .    (194)     198      202      462      484
Net income (loss) per common
 share - basic . . . . . . . . .    (.07)     .07      .07      .17      .18
Net income (loss) per common
 share - diluted . . . . . . . .    (.07)     .07      .07      .16      .17

Financial Position:
 Total assets. . . . . . . . . .   9,702    9,212    8,611    9,165    9,022
 Short-term obligations. . . . .   1,660    1,538    1,988    1,926    1,838
 Long-term obligations . . . . .   3,362    2,800    1,947    2,765    3,172
 Stockholders' equity. . . . . . $ 4,680  $ 4,874  $ 4,676  $ 4,474  $ 4,012

During the periods presented, no cash dividends were declared.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

         Overview

    The Company's operating results for the fiscal year ended April 30, 2002 showed a 7% decrease in sales and a 77% decrease in operating income. The lower operating profit is primarily due to a weaker economy for the heat treating industry in the Midwest. The Company was able to replace most of the lost revenues from the Company's traditional customers with new customers. However, the new work required additional training and at least for the short term resulted in lower margins.

    Milastar's primary revenues flow from metallurgical services provided by Flame Metals Processing Corporation The Company continues to strive to increase equipment utilization, expand capacity and absorb fixed overhead costs.

    Milastar has net operating loss carryforwards for state and federal purposes of approximately $1,186,000 and $210,000, respectively, available to offset future taxable income, if any, which in the future may enhance earnings as well as cash flow. See note 5 to "Notes to Consolidated Financial Statements."


         Results of Operations

    Fiscal 2002 Compared to Fiscal 2001. Net sales for fiscal 2002 totaled $8,215,000, a 7% decrease from $8,870,000 in fiscal
2001. The sales decrease was primarily attributable to the loss of revenue from the sale of New England Metal Treating in the second quarter of fiscal 2001 and to a weaker economy for the heat treating industry in the Midwest.

    Cost of sales of $6,046,000 (74% of sales) in fiscal 2002 decreased $164,000 from $6,210,000 (70% of sales) in the previous fiscal year. The decrease in total dollars was primarily attributable to the sale of New England Metal Treating, being partially offset by an increase in labor costs in the Midwest. The increase in cost of sales as a percent of net sales from 70% to 74% was primarily the result of lower sales and increased labor costs in the Midwest. Gross profit decreased by $491,000, from $2,660,000 in fiscal 2001 to $2,169,000 in fiscal 2002.

    Selling, general and administrative (SG&A) expenses of $1,976,000 (24% of sales) in fiscal 2002 decreased $98,000 from $2,074,000 (23% of sales) for the same period a year earlier. The decrease in SG&A expenses is primarily due to a decrease in administrative salaries.

    Total other expense amounted to $299,000 in fiscal 2002, compared with other expense of $284,000 reported in fiscal 2001. The increase was primarily attributable to $68,000 gain on the sale of New England Metal Treating in fiscal 2001 being partially offset by reduced interest expense in fiscal 2002.
The reduced interest expense is due to a reduction in interest rates.

    The provision for income taxes for fiscal 2002 was $7,000 compared to income taxes of $9,000 in fiscal 2001. The income tax expense in fiscal 2002 is due to minimum state income taxes.




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

    Selling, general and administrative (SG&A) expenses of $2,074,000 (23% of sales) in fiscal 2001 increased $91,000 from $1,983,000 (22% of sales) for the same period a year earlier. The increase in SG&A expenses was primarily due to an increase in administrative salaries.

    Total other expense amounted to $284,000 in fiscal 2001, compared with other expense of $353,000 reported in fiscal 2000. The decrease was primarily attributable to $68,000 gain on the sale of New England Metal Treating in fiscal 2001.

    The provision for income taxes for fiscal 2001 was $9,000, or an effective tax rate of 4.3%, compared to an income tax benefit of $109,000, or an effective tax rate of 117% in fiscal 2000. The low effective income tax rate, compared to the federal statutory rate of 34% plus state and local taxes in fiscal 2001, was due to a reduction in the valuation allowance resulting from the utilization of net operating loss carryforwards in the current year period. The income tax benefit in fiscal 2000 was the result of the reversal of a $118,000 reserve that was set up in fiscal 1997 for a tax refund received in that same period.


         Effects of Inflation

    During fiscal 2002 and 2001 the Company's monetary liabilities materially exceeded its monetary assets resulting in a net negative monetary position. In periods in which the general price-level index is rising (inflation), it is advantageous to maintain a net negative monetary position. During periods of significant price inflation, the Company's purchasing power could be eroded if the value of the Company's underlying tangible assets fail to appreciate in value. Under such a scenario, the Company may be positioned to raise prices to offset the inflation effect and in addition take advantage of revaluation of underlying tangible assets to bolster borrowing capacity. There is no clear correlation between the effects of inflation and the Company's earning capacity.

          Critical Accounting Policies

     The Company's estimates related to certain assets and liabilities are an integral part of the consolidated financial statements. These estimates are considered critical to the consolidated financial statements because they require subjective and complex judgements.

Allowance for doubtful accounts - The Company records a reserve for accounts receivable which are potentially uncollectible. The reserve is established by estimating the amounts that are potentially uncollectible based on a review of customer accounts, age of the receivable, the customer's financial condition and industry, and general economic conditions. Results could be materially different if economic conditions worsened for the Company's customers.


          Liquidity and Capital Resources

     At April 30, 2002, the Company had negative working capital of $69,000 compared with $63,000 of positive working capital as of April 30, 2001, and the ratio of current assets to current liabilities was approximately 1.0 to 1.0 at both April 30, 2002 and 2001. Cash and current receivables represented 69% (78% at April 30, 2001) and 11% (14% at April 30, 2001) of
total current assets and total assets, at April 30, 2002, respectively.

    During fiscal 2002 cash provided by operating activities amounted to $592,000 compared with cash provided of $1,245,000 in fiscal 2001. The Company added $1,526,000 to property, plant and equipment in fiscal 2002 compared with $1,991,000 in the previous year. Working capital requirements for fiscal 2002 were funded primarily from available cash, cash generated from operations and issuance of long-term debt.

    The Company's contractual cash obligations at April 30, 2002, are summarized by year in the following table.


                           Total      2003     2004     2005     2006     2007  Thereafter
Debt                     4,117,000  755,000  767,000  823,000  882,000  553,000  337,000
Operating leases            26,000   17,000    7,000    2,000
Total contractual
cash obligations         4,143,000  772,000  774,000  825,000  882,000  553,000  337,000


    The Company believes it has sufficient capital resources to meet its fiscal 2003 operations and equipment acquisitions cash flow requirements.

         Market Risks

     The Company is exposed to certain market risks relative to interest rates on its long-term debt and $500,000 line of credit of which $0 is outstanding at April 30, 2002. The majority of long-term debt bears interest at 2.5% above the LIBOR rate and the line of credit bears interest at the bank's reference rate.

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

Item 8.  Financial Statements and Supplementary Data


             INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Milastar Corporation:

We have audited the consolidated balance sheets of Milastar Corporation and subsidiaries as of April 30, 2002 and 2001, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the fiscal years in the three-year period ended April 30, 2002. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milastar Corporation and subsidiaries as of April 30, 2002 and 2001, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP

Minneapolis,  Minnesota
June 3, 2002


Milastar Corporation and Consolidated Subsidiaries
Financial Statements

      Milastar Corporation and Consolidated Subsidiaries
                      Financial Statements

                 CONSOLIDATED BALANCE SHEETS

                   April 30, 2002 and 2001

                           ASSETS

                                                    2002             2001
Current assets:
Cash and cash equivalents. . . . . . . .           69,000          229,000
Accounts and other receivables:
 Trade, less allowance for doubtful
  accounts of $50,000 in 2002 and
  50,000 in 2001 . . . . . . . . . . . .        1,027,000        1,025,000
Inventory. . . . . . . . . . . . . . . .          183,000          120,000
Prepaid supplies and other . . . . . . .          312,000          227,000

    Total current assets . . . . . . . .        1,591,000        1,601,000

Property, plant and equipment:
 Land. . . . . . . . . . . . . . . . . .          420,000          420,000
 Buildings and improvements. . . . . . .        2,935,000        2,851,000
 Deposits on equipment . . . . . . . . .          564,000
 Equipment . . . . . . . . . . . . . . .        9,491,000        8,962,000
                                               13,410,000       12,233,000
  Less accumulated depreciation. . . . .       (5,377,000)      (4,781,000)
                                                8,033,000        7,452,000
Other assets:
 Non-compete agreements, net of
   accumulated amortization of
   $368,000 & $287,000 respectively. . .           78,000          159,000

    Total assets . . . . . . . . . . . .        9,702,000        9,212,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements

                 CONSOLIDATED BALANCE SHEETS

                   April 30, 2002 and 2001

            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    2002             2001
Current liabilities:
Current maturities of long-term debt . .          755,000          543,000
Accounts payable . . . . . . . . . . . .          441,000          457,000
Accrued payroll and benefits . . . . . .          272,000          329,000
Accrued real estate taxes. . . . . . . .           92,000          108,000
Other accrued liabilities. . . . . . . .          100,000          101,000

    Total current liabilities. . . . . .        1,660,000        1,538,000

Long-term debt, less current
 maturities. . . . . . . . . . . . . . .        3,362,000        2,800,000

    Total liabilities. . . . . . . . . .        5,022,000        4,338,000

Commitments and contingencies (Notes 10)

Stockholders' equity:
Preferred stock, $1.00 par value;
 authorized 0 shares in 2002 and
 5,000,000 shares in 2001, none
 issued. . . . . . . . . . . . . . . . .
Common stock, Class A, $.05 par
 value.  Authorized 7,500,000 shares,
 issued and outstanding 2,723,264
 shares in 2002 and 2001 . . . . . . . .          136,000          136,000
Additional paid-in capital . . . . . . .        1,647,000        1,647,000
Retained earnings. . . . . . . . . . . .        2,897,000        3,091,000

   Total stockholders' equity. . . . . .        4,680,000        4,874,000

    Total liabilities and
     stockholders' equity. . . . . . . .        9,702,000        9,212,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements


            CONSOLIDATED STATEMENTS OF OPERATIONS

                Fiscal Years Ended April 30,


                                       2002             2001             2000
Net sales. . . . . . . . . . . .   8,215,000        8,870,000        9,064,000
Cost of sales. . . . . . . . . .   6,046,000        6,210,000        6,540,000

Gross profit . . . . . . . . . .   2,169,000        2,660,000        2,524,000
Selling, general and
 administrative expenses . . . .   1,976,000        2,074,000        1,983,000
Amortization of non-compete
 agreements. . . . . . . . . . .      81,000           95,000           95,000

Operating income . . . . . . . .     112,000          491,000          446,000

Other income (expense):
 Dividend and interest income. .       2,000           14,000            2,000
 Interest expense. . . . . . . .    (243,000)        (293,000)        (290,000)
 Net gain on sale of net assets
  of a business. . . . . . . . .                       68,000
 Net gain on sale
  of property and equipment. . .       7,000
 Net loss on sale
  of property and equipment. . .     (65,000)         (73,000)         (65,000)
Total other expense. . . . . . .    (299,000)        (284,000)        (353,000)

Income (loss) before taxes . . .    (187,000)         207,000           93,000
Income tax expense (benefit) . .       7,000            9,000         (109,000)

Net income (loss). . . . . . . .    (194,000)         198,000          202,000

Net income (loss) per Class A
 common share - basic. . . . . .        (.07)             .07              .07

Net income (loss) per Class A
 common share - diluted. . . . .        (.07)             .07              .07

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                Fiscal Years Ended April 30,

                                       2002             2001             2000
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income (loss). . . . . . .    (194,000)         198,000          202,000
  Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:
   Depreciation and
    amortization . . . . . . . .     961,000          964,000          999,000
  Net loss on disposal
    of property and equipment. .      65,000           73,000           65,000
  Gain on sale of the net
    assets of a business . . . .                      (68,000)
Changes in operating assets
   and liabilities, net of
   effect of the sale of
   the net assets of a business:
   Accounts and other
    receivables. . . . . . . . .      (2,000)          61,000          125,000
   Inventory . . . . . . . . . .     (63,000)          (4,000)          51,000
   Prepaid supplies and other. .     (85,000)         (80,000)           1,000
   Accounts payable and
    accrued expenses . . . . . .     (90,000)         101,000          (19,000)
   Income taxes payable. . . . .                                      (121,000)

Net cash provided by
 operating activities. . . . . .     592,000        1,245,000        1,303,000

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Purchases of  property, plant
   and equipment, net of effect
   of the sale of the net
   assets of a business. . . . .    (962,000)      (1,991,000)        (610,000)
  Proceeds from disposal of
   property, plant and
   equipment . . . . . . . . . .                        2,000            5,000
  Deposits made for equipment. .    (564,000)                          (45,000)
  Proceeds from the sale of the
   net assets of a business. . .                      615,000

Net cash used in investing
 activities. . . . . . . . . . .  (1,526,000)      (1,374,000)        (650,000)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds (repayments) from
   bank line of credit . . . . .                     (250,000)         150,000
  Principal payments of
   long-term debt. . . . . . . .    (661,000)        (846,000)        (766,000)
  Proceeds from issuance of
   long-term debt, net of effect
   of the purchase of the net
   assets of a business. . . . .   1,435,000        1,398,000

Net cash provided by (used in)
 financing activities. . . . . .     774,000          302,000         (616,000)

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS. .    (160,000)         173,000           37,000

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR . . . . . . .     229,000           56,000           19,000

CASH AND CASH EQUIVALENTS,
 END OF YEAR . . . . . . . . . .      69,000          229,000           56,000

Supplemental disclosures of
 cash flow information:
  Cash paid during the year for:
   Interest. . . . . . . . . . .     243,000          289,000          277,000
   Income taxes. . . . . . . . .       4,000           38,000            9,000
Supplemental disclosures of
 non-cash investing and
 financing activities:
  Reduction of officer note
   receivable for stock. . . . .                       20,000

      Milastar Corporation and Consolidated Subsidiaries
                   Financial Statements



  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

      Fiscal Years Ended April 30, 2002, 2001 and 2000




                                            Note
                    Common     Common    receivable   Additional                   Total
                    Stock      Stock        from       paid in     Retained     Stockholders'
                    Shares     Amount     officer      capital     earnings        Equity


Balance,
April 30, 1999 .  2,738,264    137,000     (20,000)   1,666,000    2,691,000     4,474,000

Net income
for 2000 . . . .                                                     202,000       202,000

Balance,
April 30, 2000 .  2,738,264    137,000     (20,000)   1,666,000    2,893,000     4,676,000

Repurchase
Shares . . . . .    (15,000)    (1,000)     20,000      (19,000)

Net income
for 2001 . . . .                                                     198,000       198,000

Balance,
April 30, 2001 .  2,723,264    136,000           -    1,647,000    3,091,000     4,874,000

Net loss
for 2002 . . . .                                                    (194,000)     (194,000)

Balance,
April 30, 2002 .  2,723,264    136,000           -    1,647,000    2,897,000     4,680,000


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of business   Milastar Corporation ("Milastar" and
sometimes the "Company") sells special metallurgical services to a diversified list of manufacturers primarily located in the greater Midwest region. The menu of special processing services performed include metallurgical engineering, heat treating, brazing and surface finishing. The Company extends credit to many of its customers.

    Principles of consolidation   The consolidated financial
statements include the accounts of the Company and its wholly owned subsidiary, Flame Metals Processing Corporation. In consolidation, all significant intercompany accounts and transactions are eliminated.

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

    The estimated useful lives of the fixed assets are as follows:



                 Buildings . . . . . . . . . . .35 to 40 years
                 Equipment . . . . . . . . . . . 5 to 12 years
                 Vehicles. . . . . . . . . . . . 3 to 5 years

    Other assets   Other assets are comprised of one five-year non-
compete agreement which is being amortized over 60 months using the straight-line method.

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

     Fair value of financial instruments   The
Company's financial instruments are recorded on its balance sheet. The carrying amount for cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long term debt approximates its carrying value.

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

     Earnings per share   Basic EPS is computed by
dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS includes the effect of all dilutive potential common shares
(primarily related to stock options), unless the effect is anti-dilutive.

      New Accounting Rules - During 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137 with respect to the effective date and SFAS No. 138 with respect to certain hedging activities), which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company adopted the new standard in fiscal 2002 and has determined that there is no impact to the financial statements.

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria that identifies intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives. The Company adopted SFAS 141 in fiscal 2002 and has determined that there is no impact to the financial statements. The Company will adopt the provisions of SFAS 142 on May 1, 2002, and does not expect adoption will have a material impact on its consolidated results of operations or financial position.

    SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.
The Company will adopt the provisions of this statement on May
1, 2002, and does not expect adoption will have a material impact on its consolidated results of operations or financial position.

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

2   SALE OF SUBSIDIARY

     On August 25, 2000, the Company sold all of the assets of its wholly owned subsidiary, New England Metal Treating Corporation located in Auburn, Massachusetts. The Company received $615,000 in cash from the sale and recorded a $68,000 gain. The net book value of the assets sold consisted of the following:


         Machinery & Equipment              $     325,000
         Accounts Receivable                      211,000
         Other                                     11,000
               Total                        $     547,000


3  LONG-TERM DEBT

               Long-term debt consisted of the following at April 30:

                                                           2002          2001

Amount due under loan agreement
 with TCF National Bank, payable in
 monthly installments of $61,685
 including interest at 2.5% above the
 LIBOR rate through December, 2006                  $  3,087,000
Amount due under loan agreement
 with TCF National Bank as part of
 the purchase of TCST, payable in
 monthly installments of $10,672
 including interest at 2.5% above the
 LIBOR rate through February, 2007                       547,000
Amount due under loan agreement
 with TCF National Bank, payable in
 monthly installments of $42,010
 including interest at 7.4% through
 April, 2006                                                         2,100,000
Amount due under loan agreement
 with TCF National Bank as part of
 the purchase of TCST, payable in
 monthly installments of $5,891
 including interest at 9.4% through
 May, 2017                                                             589,000
Amount due under loan agreement
 with the Small Business
 Administration, facilitated by
 TCF National Bank, as part of the
 purchase of TCST, payable in monthly
 installments of $4,321 including
 interest at 7.4% through December, 2016                 444,000       461,000
Amount due under loan agreement with
 Marvin Schendel as part of the
 purchase of TCST, payable in monthly
 installments of $10,000, including
 interest at 8.0% through September, 2002                 39,000       151,000
Capital lease obligations, secured by
 specific equipment                                                     42,000
                                                       4,117,000     3,373,000
Less current maturities                                 (755,000)     (543,000)

Total long-term debt                                $  3,365,000  $  2,800,000

    Maturities of long-term debt and capitalized lease obligations for each of the five years following April 30, 2002 are as follows:

               2003                   $     755,000
               2004                         767,000
               2005                         823,000
               2006                         882,000
               2007                         553,000
               Thereafter                   337,000
               Total obligations      $   4,117,000

    Total interest expense incurred on long-term debt and capitalized lease obligations for the years ended April 30, 2002, 2001 and 2000 amounted to $230,000, $265,000 and $290,000, respectively.


4   BANK CREDIT LINE

     The Company has a revolving line of credit with its bank, which permits borrowings of up to $500,000.
Borrowings under the agreement bear interest at the bank's reference rate and are secured by the general assets of the Company (rate at April 30, 2002 and April
30, 2001 was 4.75% and 8.5%, respectively). The agreement contains covenants that, among other things, require the Company to maintain a minimum capital base, current ratio, and other financial ratios. The current agreement, which is subject to annual renewal by the Company and the bank, expires on August 30, 2002 and is expected to be renewed. There were no borrowings outstanding under this agreement at April 30, 2002 and 2001.


5   INCOME TAXES

    Income tax expense (benefit) attributable to income before income taxes consists of:


                                           Current       Deferred       Total
   Year ended April 30, 2002:
    U.S. Federal                       $         -     $        -   $        -
    State and local                          7,000              -        7,000
       Total                           $     7,000     $        -   $    7,000

   Year ended April 30, 2001:
    U.S. Federal                       $         -     $        -   $        -
    State and local                          9,000              -        9,000
       Total                           $     9,000     $        -   $    9,000

   Year ended April 30, 2000:
    U.S. Federal                       $  (118,000)    $        -   $ (118,000)
    State and local                          9,000              -        9,000
       Total                           $  (109,000)    $        -   $ (109,000)


    The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to operations for the following reasons:


                                             2002           2001         2000

  Computed expected tax expense
   (benefit) at 34%                    $    (63,800)   $   70,300  $    31,500
  State taxes, net of federal
   effect                                     4,400         6,200        5,900
  Decrease in valuation allowance           (10,500)      (66,500)     (22,800)
  Tax benefit from reduction of
   carryback loss reserve                         -             -     (118,000)
  State net operating loss carryforward      74,400
  Other net                                   2,500        (1,000)      (5,600)
                                       $      7,000         9,000   $ (109,000)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at
April 30, 2002 and 2001 are as follows:
                                      2002       2002       2001       2001
                                    Current  Non-current  Current  Non-current
  Allowance for doubtful
   accounts                       $  19,400  $       -  $  19,400  $       -
  Accrued vacation pay               14,900          -     16,600          -
  Accrued legal fees                      -          -      5,800          -
  Accrued bonus                      40,700          -     23,300          -
  Other                               5,400          -      4,300          -
  Differences in tax and
   book depreciation of
   plant and equipment                    -   (715,900)         -   (657,100)
  Differences in tax and
   book amortization of
   intangibles                            -     94,700          -     74,700
  Alternative minimum tax
   credit carryforwards                   -     74,700          -     74,700
  State net operating loss
   carryforward                           -    137,500          -    207,200
  Federal net operating loss
   carryforwards, net of state
   net operating loss impact              -    403,200          -    317,700
  Capital loss carryover                  -    216,100          -    216,100
    Total gross deferred tax asset   80,400    210,300     69,400    233,300
  Less valuation allowance          (80,400)  (210,300)   (69,400)  (233,300)
  Net deferred tax asset          $       -  $       -  $       -  $       -

     A reconciliation of the valuation allowance for deferred taxes is as follows:

                                                    2002           2001

  Valuation allowance at beginning of year     $  302,700     $  369,200
  Decrease in allowance                           (12,000)       (66,500)
  Valuation allowance at end of year           $  290,700     $  302,700

    At April 30, 2002, the Company has net operating loss carry-forwards for federal purposes of $1,186,000 which are available to offset future federal taxable income, if any, and expire between April 30, 2010 and April 30, 2022. The Company also has net operating loss carryforwards for state purposes of $210,000 which are available to offset future state taxable income, if any, and expire between April 30, 2010 and April 30, 2017. The Company also has federal and state alternative minimum tax credit carryforwards of approximately $74,000 which are available to reduce future federal and state regular income taxes, if any, over an indefinite period.

    The valuation allowance at April 30, 2002 was $290,700. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax carryover periods available, and tax planning strategies in making this assessment.

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

               Transactions for 2002, 2001 and 2000 are as follows:
                                             2002          2001          2000

  Options outstanding May 1                335,000       593,666       368,666
  Granted                                                 15,000       225,000
  Exercised
  Expired                                                273,666
  Options outstanding at April 30          335,000       335,000       593,666
  Weighted average exercise
   price at April 30                      $  .4790      $  .4790      $  .4880
  Option price range at April 30          $  .4375      $  .4375      $  .4375
                                               to            to            to
                                             .5625         .5625         .9609
  Options exercisable at April 30          335,000       335,000       593,666
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

                                             2002          2001          2000
Net income (loss) - as reported       $  (194,000)   $  198,000   $   202,000
Net income (loss) - pro forma         $  (200,000)   $  192,000   $   160,000
Net income (loss) per
 share - basic - as reported          $      (.07)   $      .07   $       .07
Net income (loss) per
 share - basic - pro forma            $      (.07)   $      .07   $       .06

    The pro forma amounts may not be representative of the effects on reported net income (loss) for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the following years:

                                             2002          2001          2000
  Dividend yield                               0%            0%            0%
  Expected volatility                         64%           66%           64%
  Risk-free interest rate                    6.0%          5.0%          6.0%
  Expected lives                          10 years       5 years      10 years



    At April 30, 2002, the weighted average remaining contractual life of the outstanding options was 7.0 years.

8   RELATED PARTY TRANSACTIONS

    Notes Receivable

    The Company entered into a note during fiscal 1993 with L. Michael McGurk, President, Chief Operating Officer and a director of the Company who, with the encouragement of the Company, bought 15,000 shares of Milastar Class A Common Stock and entered into a note with the Company. The note of $20,000 was dated August 15, 1992 and bore interest at 50 basis points over NYC Prime adjustable upward or downward at the end of each six-month period, which interest rate was subject to an 8% "cap" during the life of the loan. Interest on the principal was payable each year on the anniversary date of the note. The principal portion of the note that was originally due on August 15, 1995 had been extended until August 15, 2002. On February 19, 2001 the Milastar Board of Directors and Mr. McGurk agreed to surrender the 15,000 shares of common stock in satisfaction of the officer note receivable. The interest due on the note of $19,000 was expensed in fiscal 2001.

    Total interest income related to this note for the fiscal years ended April 30, 2002, 2001 and 2000 amounted to $0, $3,000 and
$3,000, respectively.

9   INCOME PER COMMON SHARE

    The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the years ended April 30, 2002, 2001 and 2000:

                                             2002          2001          2000
Weighted shares of Class A
 Stock outstanding - basic               2,723,264     2,723,264     2,738,264
Weighted shares of Class A
 Stock assumed upon exercise
 of stock options                                _       106,621       360,681
Weighted shares of Class A
 Stock outstanding - diluted             2,723,264     2,829,885     3,098,945

Options excluded from the net income
 (loss) calculations because the effect
 on net income (loss) per share
 would not have been dilutive              116,455


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


                       PART IV

Item 14.
    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

                                                                   Page No.
  1. Financial Statements
      Independent Auditors' Report                                    9
      Consolidated Balance Sheets at April 30, 2002 and 2001       10 - 11
      Consolidated Statements of Operations for
       the three years ended April 30, 2002                          12
      Consolidated Statements of Cash Flows for
       the three years ended April 30, 2002                          13
      Consolidated Statements of Changes in
       Stockholders' Equity for the
       three years ended April 30, 2002                              14
      Notes to Consolidated Financial Statements                   15 - 23

  2.  Financial Statement Schedules
      Schedule II-Valuation and Qualifying Accounts                  25

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

 10.4       Asset Purchase Agreement dated as of March 16, 1998,
             between Registrant and Twin City Steel Treating Inc., a copy of which was filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated March 27, 1998 and, by this reference, such Exhibit is incorporated herein

 21.1       List of Significant Subsidiaries

                      Subsidiary                     State of Incorporation
            Flame Metals Processing Corporation             Delaware

      (b)   Reports on Form 8-K:

            None.

Milastar Corporation and Consolidated Subsidiaries



               Schedule II

      VALUATION AND QUALIFYING ACCOUNTS




                        Balance                                       Balance
                     at beginning                                      at end
                        of year      Additions    Deductions (1)      of year

Allowance for doubtful accounts:

   April 30, 2002   $    50,000    $     1,000     $   1,000      $   50,000

   April 30, 2001   $    50,000    $    35,000     $  35,000      $   50,000

   April 30, 2000   $    50,000    $     4,000     $   4,000      $   50,000

   (1)  Direct write-off of accounts deemed uncollectible.

Milastar Corporation and Consolidated Subsidiaries

                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




                                                 MILASTAR CORPORATION
                                                     (REGISTRANT)



                                              By:   /s/ J. RUSSELL DUNCAN
                                                        J. Russell Duncan
                                                      Chairman of the Board
                                                      Dated:  July 29, 2002



  Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated this report of the Registrant and in the capacities indicated on July 29, 2002.





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