Form 10-Q
period 2002-07-31
MILASTAR CORP
filed 2002-09-12
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2002	Commission File Number: 0-5105

MILASTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-2636669 (I.R.S. Employer Identification No.)

7317 West Lake Street, Minneapolis, MN (Address of principal executive offices)	55426 (Zip code)

Registrant's telephone number, including area code (952) 929-4774

Not Applicable

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At July 31, 2002, 2,723,264 shares of common stock of the Registrant were issued and outstanding.

MILASTAR CORPORATION AND SUBSIDIARIES

PART I

Item 1. Financial Statements

The condensed financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002.

The condensed financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company for the periods presented.

MILASTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2002 (Unaudited)	April 30, 2002 (Audited)
Current assets:
Cash and cash equivalents	$ 119,000	$ 69,000
Accounts and other receivables:
Trade, less allowance for doubtful accounts of $54,000
(July 31, 2002) and $50,000 (April 30, 2002)	1,023,000	1,027,000
Inventory	148,000	183,000
Prepaid supplies and other	387,000	312,000
Total current assets	1,677,000	1,591,000

Property, plant and equipment:
Land	420,000	420,000
Buildings and improvements	2,964,000	2,935,000
Deposits on equipment	--	564,000
Equipment	10,538,000	9,491,000
	13,922,000	13,410,000
Less accumulated depreciation	(5,601,000)	(5,377,000)
	8,321,000	8,033,000
Other assets:
Non-compete agreement, net of accumulated amortization
of $390,000 and $368,000 respectively	56,000	78,000

Total assets	$ 10,054,000	$ 9,702,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$ 820,000	$ 755,000
Accounts payable	548,000	441,000
Accrued payroll and benefits	221,000	272,000
Accrued real estate taxes	69,000	92,000
Other accrued liabilities	90,000	100,000
Total current liabilities	1,748,000	1,660,000

Long-term debt, less current maturities	3,585,000	3,362,000

Total liabilities	5,333,000	5,022,000

Stockholders' equity:
Common stock, $.05 par value; authorized 7,500,000 shares, issued and
outstanding 2,723,264 shares at July 31, 2002 and April 30, 2002	136,000	136,000
Additional paid-in capital	1,647,000	1,647,000
Retained earnings	2,938,000	2,897,000
Total stockholders' equity	4,721,000	4,680,000

Total liabilities and stockholders' equity	$ 10,054,000	$ 9,702,000

MILASTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended July 31,

(Unaudited)

	2002	2001

Net sales	$ 2,236,000	$ 2,064,000
Cost of sales	1,636,000	1,453,000

Gross profit	600,000	611,000
Selling, general and administrative expenses	470,000	487,000
Amortization of non-compete agreements	22,000	14,000

Operating income	108,000	110,000

Other expense:
Net loss on disposal of property and equipment	(15,000)	(21,000)
Interest expense	(50,000)	(63,000)
Total other expense	(65,000)	(84,000)

Income before income taxes	43,000	26,000
Income tax expense	2,000	2,000

Net income	$ 41,000	$ 24,000

Net income per Class A common share - basic	$ 0.02	$ 0.01

Net income per Class A common share - diluted	$ 0.01	$ 0.01

MILASTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended July 31,

(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 41,000	$ 24,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	244,000	239,000
Net loss on disposal of property and equipment	15,000	21,000

Changes in operating assets and liabilities:
Accounts and other receivables	4,000	(70,000)
Inventory	36,000	(57,000)
Prepaid supplies and other	(75,000)	34,000
Accounts payable and accrued expenses	23,000	(209,000)
Net cash provided by (used in) operating activities	288,000	(18,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(526,000)	(263,000)
Net cash used in investing activities	(526,000)	(263,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit	--	250,000
Principal payments of long-term debt	(212,000)	(136,000)
Proceeds from issuance of long-term debt	500,000	--
Net cash provided by financing activities	288,000	114,000

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	50,000	(167,000)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR	69,000	229,000
CASH AND CASH EQUIVALENTS AT END OF
THE FIRST QUARTER	$ 119,000	$ 62,000

Supplemental disclosures of cash flow information:
Cash paid during the first quarter for:
Interest	$ 50,000	$ 63,000

Income taxes	$ --	$ --

1 CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Milastar Corporation (the "Company") reflect the financial position and results of operations of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and balances.

The consolidated financial statements as of July 31, 2002 and for the three month periods ended July 31, 2002 and July 31, 2001, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2002 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

2 INCOME PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the quarters ended July 31, 2002 and 2001:

Three Months Ended July 31,
	2002	2001
Weighted shares of Class A Stock outstanding - basic	2,723,264	2,723,264
Weighted shares of Class A Stock assumed upon exercise of stock options	167,869	121,978
Weighted shares of Class A Stock outstanding - diluted	2,891,133	2,845,242

3 LONG TERM DEBT

In July 2002, the Company established a term note payable in the amount of $500,000 for the purpose of borrowing money for the purchase of capital equipment. The note is payable in monthly installments of $9,286 including interest at 2.5% above the LIBOR rate through August, 2007.

4 INCOME TAXES

The low effective tax rate for the three months ended July 31, 2002 and 2001, compared to the federal statutory rate, is due to a reduction of the valuation allowance resulting from the utilization of net operating loss carryforwards. The income tax expense in the three month periods ended July 31, 2002 and 2001 is due to minimum state income tax fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended July 31, 2002 as Compared with the Three Months Ended July 31, 2001. The Company recorded sales of $2,236,000 during the first quarter of fiscal year 2003 as compared with $2,064,000 for the same period last year, a $172,000 (8%) increase. The increase was primarily attributable to additional work received from existing customers.

Cost of sales of $1,636,000 (73% of net sales) during the first quarter of fiscal year 2003 increased $183,000 (13%) from $1,453,000 (70% of net sales) for the same period a year earlier. The increase was primarily attributable to increased labor costs, factory supplies and outside services. Gross margin decreased to $600,000 as compared with $611,000 for the prior year first quarter.

Selling, general and administrative (SG&A) expenses of $470,000 (21% of net sales) decreased $17,000 (3%) from $487,000 (24% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations.

The Company recorded operating income of $108,000 in the first quarter of fiscal 2003 as compared with operating income of $110,000 recorded in the prior year first quarter. The decrease is primarily due to immaterial fluctuations.

Total other expense amounted to $65,000 in the first quarter of fiscal 2003 as compared with other expense of $84,000 in the first quarter of last year. Other expense in both first quarters relates primarily to interest expense, which decreased $13,000 due to lower interest rates.

The Company recorded net income of $41,000 in the first quarter of fiscal 2003 as compared with net income of $24,000 in the prior year first quarter.

Income Taxes

The provision for income taxes for the three months ended July 31, 2002 was $2,000, or an effective tax rate of 4.7%, compared to a provision for income taxes of $2,000, or an effective tax rate of 7.7%, for the three months ended July 31, 2001. The low effective income tax rate, compared to the federal statutory rate of 34% plus state and local taxes for the three months ended July 31, 2002 and 2001, is due to a reduction in the valuation allowance resulting from the utilization of net operating loss carryforwards in each respective period.

Liquidity and Capital Resources

At July 31, 2002, the Company had negative working capital of $71,000 compared with $69,000 of negative working capital at April 30, 2002. Cash and accounts receivables represented 68% (69% at April 30, 2002) and 11% (11% at April 30, 2002) of total current assets and total assets, respectively. During the first quarter of fiscal 2003, net cash provided by operating activities amounted to $288,000 compared to $18,000 used in operating activities in the first quarter of fiscal 2002. Working capital requirements for the first quarter of fiscal 2003 was funded primarily from available cash, cash generated from operations and issuance of long-term debt. The Company believes anticipated cash flows from operations and its line of credit will be adequate to satisfy projected operating requirements through the foreseeable future.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Market Risks

The Company is exposed to certain market risks with its long-term debt and $500,000 line of credit of which $0 is outstanding at July 31, 2002. The majority of long-term debt bears interest at 2.5% above the LIBOR rate and the line of credit bears interest at the bank's reference rate.

PART II

Items 1 thru 5

No response to these items is furnished, since in each case the appropriate response would be either not applicable or none.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

99.1 A certification of the Chief Executive Office pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002, 18 U.S.C. Section 1350.

99.2 A certification of the Chief Financial Office pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8-K: None

MILASTAR CORPORATION AND SUBSIDIARIES

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this interim report to be signed on its behalf by the undersigned, there unto duly authorized.

MILASTAR CORPORATION

/s/ J. RUSSELL DUNCAN	/s/ DENNIS J. STEVERMER
J. Russell Duncan Chairman of the Board, Chief Executive Officer and Director	Dennis J. Stevermer Vice President Treasurer, Principal Financial and Accounting Officer

Dated: September 12, 2002