Form 10-Q
period 2002-10-31
MILASTAR CORP
filed 2002-12-16
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2002	Commission File Number: 0-5105

MILASTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-2636669 (I.R.S. Employer Identification No.)

7317 West Lake Street, Minneapolis, MN (Address of principal executive offices)	55426 (Zip code)

(952) 929-7815

Registrant's telephone number, including area code

Not Applicable

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At December 10, 2002, 2,723,264 shares of common stock of the Registrant were issued and outstanding.

MILASTAR CORPORATION AND SUBSIDIARIES

PART I

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002.

The condensed consolidated financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented.

MILASTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2002 (Unaudited)	April 30, 2002 (Audited)
Current assets:
Cash and cash equivalents	$ 95,000	$ 69,000
Accounts and other receivables:
Trade, less allowance for doubtful accounts of $51,000
(October 31, 2002) and $50,000 (April 30, 2002)	1,132,000	1,027,000
Inventory	197,000	183,000
Prepaid supplies and other	410,000	312,000
Total current assets	1,834,000	1,591,000

Property, plant and equipment:
Land	420,000	420,000
Buildings and improvements	2,976,000	2,935,000
Deposits on equipment	--	564,000
Equipment	10,575,000	9,491,000
	13,971,000	13,410,000
Less accumulated depreciation	(5,824,000)	(5,377,000)
	8,147,000	8,033,000
Other assets:
Non-compete agreement, net of accumulated amortization
of $413,000 and $368,000, respectively	33,000	78,000

Total assets	$ 10,014,000	$ 9,702,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$ 820,000	$ 755,000
Note payable to bank	100,000	--
Accounts payable	479,000	441,000
Accrued payroll and benefits	286,000	272,000
Accrued real estate taxes	46,000	92,000
Other accrued liabilities	85,000	100,000
Total current liabilities	1,816,000	1,660,000

Long-term debt, less current maturities	3,379,000	3,362,000

Total liabilities	5,195,000	5,022,000

Stockholders' equity:
Common stock, $.05 par value; authorized 7,500,000 shares, issued and
outstanding 2,723,264 shares at October 31, 2002 and April 30, 2002	136,000	136,000
Additional paid-in capital	1,647,000	1,647,000
Retained earnings	3,036,000	2,897,000
Total stockholders' equity	4,819,000	4,680,000

Total liabilities and stockholders' equity	$ 10,014,000	$ 9,702,000

MILASTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001

Net sales	2,414,000	2,157,000	4,650,000	4,221,000
Cost of sales	1,718,000	1,512,000	3,354,000	2,965,000

Gross profit	696,000	645,000	1,296,000	1,256,000
Selling, general and administrative expenses	506,000	497,000	975,000	984,000
Amortization of non-compete agreements	22,000	23,000	45,000	37,000

Operating income	168,000	125,000	276,000	235,000

Other income (expense):
Interest expense	(52,000)	(65,000)	(102,000)	(128,000)
Net loss on disposal of property & equipment	(15,000)	(21,000)	(30,000)	(42,000)
Total other income (expense)	(67,000)	(86,000)	(132,000)	(170,000)

Income before income taxes	101,000	39,000	144,000	65,000
Income tax expense	3,000	3,000	5,000	5,000

Net income	98,000	36,000	139,000	60,000

Net income per common share - basic	$ 0.04	$ 0.01	$ 0.05	$ 0.02
Weighted average shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264

Net income per common share - diluted	$ 0.04	$ 0.01	$ 0.05	$ 0.02
Weighted average shares outstanding - diluted	2,723,264	2,807,095	2,809,683	2,825,404

MILASTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended October 31,

(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 139,000	$ 60,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	491,000	485,000
Net loss on disposal of property and equipment	30,000	42,000

Changes in operating assets and liabilities:
Accounts and other receivables	(105,000)	(50,000)
Inventory	(14,000)	(71,000)
Prepaid supplies and other	(98,000)	(32,000)
Accounts payable and accrued expenses	(9,000)	(114,000)
Net cash provided by operating activities	434,000	320,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(590,000)	(558,000)
Net cash used in investing activities	(590,000)	(558,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank line of credit	100,000	350,000
Principal payments of long-term debt	(418,000)	(272,000)
Proceeds from issuance of long-term debt	500,000	--
Net cash provided by financing activities	182,000	78,000

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	26,000	(160,000)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR	69,000	229,000
CASH AND CASH EQUIVALENTS AT END OF
THE SECOND QUARTER	$ 95,000	$ 69,000

Supplemental disclosures of cash flow information:
Cash paid during the first six months for:
Interest	$ 102,000	128,000

Income taxes	$ --	--

MILASTAR CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2002 and 2001

(Unaudited)

1 CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Milastar Corporation (the "Company") reflect the financial position and results of operations of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and balances.

The consolidated financial statements as of October 31, 2002 and for the three and six month periods ended October 31, 2002 and October 31, 2001, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2002 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

2 NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and six month periods ended October 31, 2002 and 2001:
		Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Weighted shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264
Weighted shares assumed upon exercise of stock options	0	83,831	86,419	102,140
Weighted shares outstanding - diluted	2,723,264	2,807,095	2,809,683	2,825,404

Options excluded from the net income per share calculations because their exercise prices were greater than the average market price.	955,832	110,000	530,832	0

3 LONG TERM DEBT

In July 2002, the Company established a term note payable in the amount of $500,000 for the purpose of borrowing money for the purchase of capital equipment. The note is payable in monthly installments of $9,286 including interest at 2.5% above the LIBOR rate through August, 2007.

4 INCOME TAXES

At October 31, 2002, the Company has net operating loss carryforwards for federal purposes of approximately $1,047,000 which are available to offset future federal taxable income, if any, and expire between April 30, 2010 and April 30, 2022. The Company also has net operating loss carryforwards for state purposes of $210,000 which are available to offset future state taxable income, if any, and expire between April 30, 2010 and April 30, 2017. The Company also has federal and state alternative minimum tax credit carryforwards of approximately $74,000 which are available to reduce future federal and state regular income taxes, if any, over an indefinite period. Future changes in ownership may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the deferred tax asset due to the uncertainty of realizing the related benefits.

5 NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's consolidated financial position or results of operation.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 is effective October 1, 2002. The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended October 31, 2002 as Compared with the Three Months Ended October 31, 2001. The Company recorded sales of $2,414,000 during the second quarter of fiscal year 2003 as compared with $2,157,000 for the same period last year, a $257,000 (12%) increase. The increase was primarily attributable to additional work received from existing customers.

Cost of sales of $1,718,000 (71% of net sales) during the second quarter of fiscal year 2003 increased $206,000 (14%) from $1,512,000 (70% of net sales) for the same period a year earlier. The increase was primarily attributable to increased labor costs, factory supplies and outside services. Gross margin increased to $696,000 as compared with $645,000 for the prior year second quarter.

Selling, general and administrative (SG&A) expenses of $506,000 (21% of net sales) increased $9,000 (2%) from $497,000 (23% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations. SG&A expenses are relatively fixed and as such are not expected to change significantly in the near future.

The Company recorded operating income of $168,000 in the second quarter of fiscal 2003 as compared with operating income of $125,000 recorded in the prior year second quarter. The increase in operating income in the second quarter of fiscal year 2003 is primarily attributable to higher sales and relatively fixed SG&A costs.

Total other expense amounted to $67,000 in the second quarter of fiscal 2003 as compared with other expense of $86,000 in the second quarter of last year. Other expense in both second quarters relates primarily to interest expense, which decreased $13,000 due to lower interest rates.

The Company recorded net income of $98,000 in the second quarter of fiscal 2003 as compared with net income of $36,000 in the prior year second quarter.

Six Months Ended October 31, 2002 as Compared with the Six Months Ended October 31, 2001. The Company recorded sales of $4,650,000 during the first six months of fiscal year 2003 as compared with $4,221,000 for the same period last year, a $429,000 (10%) increase. The increase was primarily attributable to additional work received from existing customers.

Cost of sales of $3,354,000 (72% of net sales) during the first six months of fiscal year 2003 increased $389,000 (13%) from $2,965,000 (70% of net sales) for the same period a year earlier. The increase was primarily attributable to increased labor costs, factory supplies and outside services. Gross margin increased to $1,296,000 as compared with $1,256,000 for the prior year six months.

Selling, general and administrative (SG&A) expenses of $975,000 (21% of net sales) decreased $9,000 from $984,000 (23% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations. SG&A expenses are relatively fixed and as such are not expected to change significantly in the near future.

The Company recorded operating income of $276,000 in the first six months of fiscal 2003 as compared with operating income of $235,000 recorded in the prior year six months. The increase in operating income in the first six months of fiscal year 2003 is primarily attributable to higher sales and relatively fixed SG&A costs.

Total other expense amounted to $132,000 in the first six months of fiscal 2003 as compared with other expense of $170,000 in the same period of last year. Other expense in both six month periods relates primarily to interest expense, which decreased $26,000 due to lower interest rates.

The Company recorded net income of $139,000 in the first six months of fiscal 2003 as compared with net income of $60,000 in the prior year six months.

Liquidity and Capital Resources

At October 31, 2002, the Company had working capital of $18,000 compared with $69,000 of negative working capital at April 30, 2002. Cash and accounts receivables represented 67% (69% at April 30, 2002) and 12% (11% at April 30, 2002) of total current assets and total assets, respectively. During the six months of fiscal 2003, net cash provided by operating activities amounted to $434,000 compared to $320,000 provided by operating activities in the first six months of fiscal 2002. In July 2002, the Company established a term note payable in the amount of $500,000 for the purpose of borrowing money for the purchase of capital equipment. Working capital requirements for the first six months of fiscal 2003 was funded primarily from available cash, cash generated from operations, short-term borrowings under the line of credit and issuance of long-term debt. The Company believes anticipated cash flows from operations and its line of credit will be adequate to satisfy projected operating requirements through the next twelve months.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Market Risks

The Company is exposed to certain market risks with its long-term debt and $500,000 line of credit of which $100,000 is outstanding at October 31, 2002. The majority of long-term debt bears interest at 2.5% above the LIBOR rate and the line of credit bears interest at the bank's reference rate.

Item 4. Disclosure Controls and Procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Dated: December 12, 2002

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Russell Duncan, Chief Executive Officer of Milastar Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Milastar Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 12, 2002	Signature:	/s/ J. Russell Duncan
J. Russell Duncan
Chief Executive Officer

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis J. Stevermer, Chief Financial Officer of Milastar Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Milastar Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 12, 2002	Signature:	/s/ Dennis J. Stevermer
Dennis J. Stevermer
Chief Financial Officer