Form 10-Q
period 2003-01-31
MILASTAR CORP
filed 2003-03-14
CIK 66544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2003	Commission File Number: 0-5105

MILASTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-2636669 (I.R.S. Employer Identification No.)

7317 West Lake Street, Minneapolis, MN (Address of principal executive offices)	55426 (Zip code)

(952) 929-4774

Registrant's telephone number, including area code

Not Applicable

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At March 10, 2003, 2,723,264 shares of common stock of the Registrant were issued and outstanding.

MILASTAR CORPORATION AND SUBSIDIARIES

PART I

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2003. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002.

The condensed consolidated financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented.

MILASTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31, 2003 (Unaudited)	April 30, 2002 (Audited)
Current assets:
Cash and cash equivalents	$ 52,000	$ 69,000
Accounts and other receivables:
Trade, less allowance for doubtful accounts of $55,000
(January 31, 2003) and $50,000 (April 30, 2002)	957,000	1,027,000
Inventory	162,000	183,000
Prepaid supplies and other	287,000	312,000
Total current assets	1,458,000	1,591,000

Property, plant and equipment:
Land	420,000	420,000
Buildings and improvements	2,988,000	2,935,000
Deposits on equipment	--	564,000
Equipment	10,719,000	9,491,000
	14,127,000	13,410,000
Less accumulated depreciation	(6,047,000)	(5,377,000)
	8,080,000	8,033,000
Other assets:
Non-compete agreement, net of accumulated amortization
of $435,000 and $368,000, respectively	11,000	78,000

Total assets	$ 9,549,000	$ 9,702,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$ 820,000	$ 755,000
Accounts payable	398,000	441,000
Accrued payroll and benefits	208,000	272,000
Accrued real estate taxes	68,000	92,000
Other accrued liabilities	97,000	100,000
Total current liabilities	1,591,000	1,660,000

Long-term debt, less current maturities	3,170,000	3,362,000

Total liabilities	4,761,000	5,022,000

Stockholders' equity:
Common stock, $.05 par value; authorized 7,500,000 shares, issued and
outstanding 2,723,264 shares at January 31, 2003 and April 30, 2002	136,000	136,000
Additional paid-in capital	1,647,000	1,647,000
Retained earnings	3,005,000	2,897,000
Total stockholders' equity	4,788,000	4,680,000

Total liabilities and stockholders' equity	$ 9,549,000	$ 9,702,000

MILASTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002

Net sales	2,191,000	1,887,000	6,841,000	6,108,000
Cost of sales	1,648,000	1,498,000	5,002,000	4,463,000

Gross profit	543,000	389,000	1,839,000	1,645,000
Selling, general and administrative expenses	489,000	494,000	1,464,000	1,478,000
Amortization of non-compete agreements	22,000	22,000	67,000	59,000

Operating income (loss)	32,000	(127,000)	308,000	108,000

Other income (expense):
Dividend and interest income	1,000	1,000	1,000	1,000
Interest expense	(49,000)	(47,000)	(151,000)	(175,000)
Net loss on disposal of property & equipment	(15,000)	(21,000)	(45,000)	(63,000)
Total other income (expense)	(63,000)	(67,000)	(195,000)	(237,000)

Income (loss) before income taxes	(31,000)	(194,000)	113,000	(129,000)
Income tax expense	--	2,000	5,000	7,000

Net income (loss)	(31,000)	(196,000)	108,000	(136,000)

Net income (loss) per common share - basic	$ (0.01)	$ (0.07)	$ 0.04	$ (0.05)
Weighted average shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264

Net income (loss) per common share - diluted	$ (0.01)	$ (0.07)	$ 0.04	$ (0.05)
Weighted average shares outstanding - diluted	2,723,264	2,723,264	2,786,440	2,723,264

MILASTAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended January 31,

(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 108,000	$ (136,000)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	737,000	730,000
Net loss on disposal of property and equipment	45,000	63,000

Changes in operating assets and liabilities:
Accounts and other receivables	70,000	87,000
Inventory	21,000	(44,000)
Prepaid supplies and other	25,000	(151,000)
Accounts payable and accrued expenses	(134,000)	(224,000)
Net cash provided by operating activities	872,000	325,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(762,000)	(774,000)
Net cash used in investing activities	(762,000)	(774,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(627,000)	(441,000)
Proceeds from issuance of long-term debt	500,000	1,100,000
Net cash provided by (used in) financing activities	(127,000)	659,000

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(17,000)	210,000
CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR	69,000	229,000
CASH AND CASH EQUIVALENTS AT END OF
THE THIRD QUARTER	$ 52,000	$ 439,000

Supplemental disclosures of cash flow information:
Cash paid during the first nine months for:
Interest	$ 151,000	175,000

Income taxes	$ 3,000	--

MILASTAR CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2003 and 2002

(Unaudited)

1 CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Milastar Corporation (the "Company") reflect the financial position and results of operations of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and balances.

The consolidated financial statements as of January 31, 2003 and for the three and nine month periods ended January 31, 2003 and January 31, 2002, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2002 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

2 NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and nine month periods ended January 31, 2003 and 2002:

		Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Weighted shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264
Weighted shares assumed upon exercise of stock options	0	0	63,176	0
Weighted shares outstanding - diluted	2,723,264	2,723,264	2,786,440	2,723,264

Options excluded from the net income (loss) per share calculations because the effect on net income (loss) per share would not have been dilutive	536,425	197,954	530,832	96,823

3 LONG TERM DEBT

In July 2002, the Company established a term note payable in the amount of $500,000 for the purpose of borrowing money for the purchase of capital equipment. The note is payable in monthly installments of $9,286 including interest at 2.5% above the LIBOR rate through August, 2007.

4 INCOME TAXES

At January 31, 2003, the Company has net operating loss carryforwards for federal purposes of approximately $1,078,000 which are available to offset future federal taxable income, if any, and expire between April 30, 2010 and April 30, 2022. The Company also has net operating loss carryforwards for state purposes of approximately $210,000 which are available to offset future state taxable income, if any, and expire between April 30, 2010 and April 30, 2017. The Company also has federal and state alternative minimum tax credit carryforwards of approximately $74,000 which are available to reduce future federal and state regular income taxes, if any, over an indefinite period. Future changes in ownership may place limitations on the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance against the deferred tax asset due to the uncertainty of realizing the related benefits.

5 NEW ACCOUNTING PRONOUNCEMENT

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides requires additional disclosures about the method of accounting for stock-based employee compensation.  The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for the interim periods beginning after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended January 31, 2003 as Compared with the Three Months Ended January 31, 2002. The Company recorded sales of $2,191,000 during the third quarter of fiscal year 2003 as compared with $1,887,000 for the same period last year, a $304,000 (16%) increase. The increase was primarily attributable to additional work received from existing customers.

Cost of sales of $1,648,000 (75% of net sales) during the third quarter of fiscal year 2003 increased $150,000 (10%) from $1,498,000 (79% of net sales) for the same period a year earlier. The increase was primarily attributable to increased labor costs, factory supplies and outside services. Gross margin increased to $543,000 as compared with $389,000 for the prior year third quarter.

Selling, general and administrative (SG&A) expenses of $489,000 (22% of net sales) decreased $5,000 (1%) from $494,000 (26% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations. SG&A expenses are relatively fixed and as such are not expected to change significantly in the near future.

The Company recorded operating income of $32,000 in the third quarter of fiscal 2003 as compared with an operating loss of $127,000 recorded in the prior year third quarter. The increase in operating income in the third quarter of fiscal year 2003 is primarily attributable to higher sales and relatively fixed SG&A costs.

Total other expense amounted to $63,000 in the third quarter of fiscal 2003 as compared with other expense of $67,000 in the third quarter of last year. Other expense in both third quarters relates primarily to interest expense.

The Company recorded a net loss of $31,000 in the third quarter of fiscal 2003 as compared with a net loss of $196,000 in the prior year third quarter.

Nine Months Ended January 31, 2003 as Compared with the Nine Months Ended January 31, 2002. The Company recorded sales of $6,841,000 during the first nine months of fiscal year 2003 as compared with $6,108,000 for the same period last year, a $733,000 (12%) increase. The increase was primarily attributable to additional work received from existing customers.

Cost of sales of $5,002,000 (73% of net sales) during the first nine months of fiscal year 2003 increased $539,000 (12%) from $4,463,000 (73% of net sales) for the same period a year earlier. The increase in total dollars was primarily attributable to increased labor costs, factory supplies and outside services, which were associated with the higher sales. Gross margin increased to $1,839,000 as compared with $1,645,000 for the prior year nine months.

Selling, general and administrative (SG&A) expenses of $1,464,000 (21% of net sales) decreased $14,000 from $1,478,000 (24% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations. SG&A expenses are relatively fixed and as such are not expected to change significantly in the near future.

The Company recorded operating income of $308,000 in the first nine months of fiscal 2003 as compared with operating income of $108,000 recorded in the prior year nine months. The increase in operating income in the first nine months of fiscal year 2003 is primarily attributable to higher sales and relatively fixed SG&A costs.

Total other expense amounted to $195,000 in the first nine months of fiscal 2003 as compared with other expense of $237,000 in the same period of last year. Other expense in both nine month periods relates primarily to interest expense, which decreased $24,000 due primarily to lower interest rates.

The Company recorded net income of $108,000 in the first nine months of fiscal 2003 as compared with a net loss of $136,000 in the prior year nine months.

Liquidity and Capital Resources

At January 31, 2003, the Company had negative working capital of $133,000 compared with $69,000 of negative working capital at April 30, 2002. Cash and accounts receivables represented 69% (69% at April 30, 2002) and 11% (11% at April 30, 2002) of total current assets and total assets, respectively. During the nine months of fiscal 2003, net cash provided by operating activities amounted to $872,000 compared to $325,000 provided by operating activities in the first nine months of fiscal 2002. In July 2002, the Company established a term note payable in the amount of $500,000 for the purpose of borrowing money for the purchase of capital equipment. Working capital requirements for the first nine months of fiscal 2003 was funded primarily from available cash, cash generated from operations, short-term borrowings under the line of credit and issuance of long-term debt. The Company believes anticipated cash flows from operations and its line of credit will be adequate to satisfy projected operating requirements through at least the next twelve months.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Market Risks

The Company is exposed to certain market risks with its long-term debt and $500,000 line of credit of which $0 is outstanding at January 31, 2003. The majority of long-term debt bears interest at 2.5% above the LIBOR rate and the line of credit bears interest at the bank's reference rate.

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

Dated: March 12, 2003

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

Dated: March 12, 2003	Signature:	/s/ J. Russell Duncan
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

Dated: March 12, 2003	Signature:	/s/ Dennis J. Stevermer
Dennis J. Stevermer
Chief Financial Officer