Form 10-K
period 2003-04-30
MILASTAR CORP
filed 2003-07-28
CIK 66544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003	Commission File Number: 0-5105

MILASTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-2636669 (I.R.S. Employer Identification No.)

7317 West Lake Street, Minneapolis, MN 55426 (Address of principal executive offices)	(952) 929-4774 (Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.05 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such a shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of Act).

Yes No X

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on July 7, 2003 was $926,000 based upon the bid price of the Class A common stock as quoted on OTC Electronic Bulletin Board. On that date there were 2,723,264 shares of Class A Common Stock issued and outstanding.

Documents Incorporated by Reference

Parts I, II and III incorporate by reference certain information to be included in Registrant's definitive Information Statement relating to action taken by written consent of the Board of Directors and Majority Stockholders, which Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14C on or before August 8, 2003.

PART I

Item 1. Business

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K, in the letter to shareholders, in the Company's quarterly reports, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements " made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believe," "expect," "will," "can," "estimate," "anticipate" and similar expressions are intended to identify such forward-looking statements. Certain important factors could cause results to differ materially from those anticipated by some statements made herein and these statements are not predictions of actual future results. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in this Annual Report on Form 10-K, including those discussed under "Risk Factors," as well as others not now anticipated. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company are expressly qualified by these cautionary statements. In addition, the Company disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

These risks and uncertainties include, without limitation: competitive pressures, inflation, consumer debt levels, changes in freight rates, capital market condition and other risks indicated in the Company's filings with Securities and Exchange Commission.

General

Milastar Corporation ("Milastar" and sometimes the "Company") was organized under Delaware law on February 24, 1969. Milastar sells special metallurgical services to a diversified list of manufacturers primarily located in the greater Midwest industrial market. The customer base manufactures a variety of mechanical end-products and customarily outsources (subcontracts) the processing of some components incorporated in those end-products. The menu of special processing services performed include metallurgical engineering, heat treating, brazing and surface finishing.

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

Flame Metals' customer list includes more than 800 firms generally classified as manufacturers. The customer furnishes all direct materials and components processed for their account. These parts are then heat treated, primarily to achieve a certain hardness or surface finish, in preparation of the metal parts for their designated use. The Company's largest customer accounted for 18 percent of total net sales in fiscal 2003.

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

Milastar reported income before taxes of $210,000 in fiscal 2003 and a loss before income taxes of $187,000 in fiscal 2002. Net income amounted to $206,000 in fiscal 2003 and a net loss of $194,000 in fiscal 2002. Results of operations are discussed more fully in "Management's Discussion and Analysis" beginning on page 6.

The Company's non-operating other income (expense) resulted in a net expense of $253,000 in fiscal year 2003, down $46,000 from the $299,000 in expense recorded in fiscal year 2002. Current assets as a percent of total assets amounted to 17% and 16% at April 30, 2003 and 2002, respectively. The book value per share based on common shares outstanding was $1.79 per share at April 30, 2003 compared with $1.72 per share at April 30, 2002. The bid price per share, as quoted on the OTC Electronic Bulletin Board, was $0.34 as of April 30, 2003.

Competition

The heat treat business is highly competitive, with price, quality and consistency of service being the principal factors affecting customer preferences. Since the customers' outside manufactured product components are sensitive to freight charges, the proximity of the heat treat facility to the customers' production location is also a primary competitive factor. Thus Flame Metals' business is generally localized and, to a lesser degree, regionalized. In this regard, Flame Metals has approximately four or five metallurgical processing competitors in the Minneapolis-St. Paul, Minnesota market who can be classified as being competitive with Flame Metals. Some of these competitors may possess greater resources and may be more cost efficient. Nevertheless, the Company believes Flame Metals' geographical location to customers, relative price structure, processing quality and reliability, collectively, provide Flame Metals with the resources to be competitive.

Seasonality and Raw Materials

The heat treat business is affected during the winter holiday season and midsummer due to vacations and plant shutdowns by Flame Metals' customers. Flame Metals is not materially affected by the sources or availability of raw material in that nearly all revenue is generated by services performed on customer owned products.

Corporate

The Company's principal executive offices are located at 7317 West Lake Street, Minneapolis, MN 55426. Its communication numbers are: Telephone (952) 929-4774 and fax number (952) 925-0572.

Environmental

To the best of its knowledge, the Company believes that it is presently in substantial compliance with all existing applicable environmental laws and does not anticipate that such compliance will have a material effect on its future capital expenditures, liquidity, earnings or competitive position.

Employee Relations

The Company currently operates two separate plant locations and employs a total of approximately 75 employees; 40 in St. Louis Park, MN, and 35 in Rogers, MN. The Company believes the prevailing wage rates, fringe benefits and working conditions afforded its employees compare favorably with those received by employees employed by regional businesses competitive with the Company. The Company believes its employee relations are satisfactory; therefore the Company does not anticipate any labor disruption during the forthcoming fiscal 2004.

Item 2. Properties

The Company believes that its property and equipment are well maintained, in good working condition, and are adequately insured.

Executive Offices

The Company currently maintains its executive offices at 7317 West Lake Street, Minneapolis, Minnesota.

Flame Metals

Flame Metals owns the two industrial properties as listed below:
ACTIVITY	LOCATION	SIZE (SQ. FT.)	STATUS
Flame Metals - Plant 1	St. Louis Park, MN	35,000	Owned
Flame Metals - Plant 2	Rogers, MN	48,000	Owned

The Company believes that our current facilities are suitable and adequate for the current level of our operations.

Item 3. Legal Proceedings

The Company has been party to various legal proceedings incidental to its normal operating activities. Although it is impossible to predict the outcome of such proceedings, management believes, based on the facts currently available, that none of such claims will result in losses that would have a materially adverse effect on the Company's consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during its fiscal year ended April 30, 2003.

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's Class A Common Stock is traded on the OTC Bulletin Board and the Pink Sheets under the ticker symbol "MILAA". The following table provides, for the periods indicated, the high and low bid prices per share of the Company's Class A Common Stock. The Class A share prices represent prices established between broker-dealers and therefore do not reflect prices of actual transactions.
	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	$ 0.34	$ 0.34	$ 0.45	$ 0.38
Second Quarter	$ 0.34	$ 0.30	$ 0.43	$ 0.32
Third Quarter	$ 0.35	$ 0.27	$ 0.40	$ 0.32
Fourth Quarter	$ 0.34	$ 0.32	$ 0.34	$ 0.33

On July 7, 2003 there were approximately 4,000 holders of record of the Company's Common Stock. The Company has not paid any cash dividends in respect of its Class A Common Stock, and it is not presently anticipating paying any cash dividends, thereon, in the near term.

Other Information Regarding Equity Compensation Plans

The following table sets forth information regarding the Company's equity compensation plans in effect as of April 30, 2003. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:	955,832	$ 0.72	44,168
Equity compensation plans not approved by stockholders:	--	--	--
Total	955,832	$ 0.72	44,168

Item 6. Selected Financial Data
(In thousands except per share data)	2003	2002	2001	2000	1999
Net sales	$ 9,338	$ 8,215	$ 8,870	$ 9,064	$ 9,198
Net income (loss)	206	(194)	198	202	462
Net income (loss) per common share - basic	.08	(.07)	.07	.07	.17
Net income (loss) per common share - diluted	.07	(.07)	.07	.07	.16

Financial Position:
Total assets	9,736	9,702	9,212	8,611	9,165
Current liabilities	1,969	1,660	1,538	1,988	1,926
Long-term debt less current maturities	2,881	3,362	2,800	1,947	2,765
Stockholders' equity	$ 4,886	$ 4,680	$ 4,874	$ 4,676	$ 4,474

The following table shows the effect that the Company's contractual obligations are expected to have on our liquidity position and cash flows in the future periods:
	Total	2004	2005	2006	2007	2008	Thereafter
Debt	$ 3,771,000	$ 890,000	$ 932,000	$ 997,000	$ 598,000	$ 43,000	$ 311,000
Operating Leases	27,000	14,000	9,000	4,000
Total contractual cash obligations	$ 3,798,000	$ 904,000	$ 941,000	$ 1,001,000	$ 598,000	$ 43,000	$ 311,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Our significant accounting policies are described in Note 1 to the consolidated financial statements. Our critical accounting policies and estimates are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) allowance for uncollectible accounts receivable, (c) long-lived assets and (d) valuation allowance.

(a) Revenue Recognition - The Company's revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

(b) Allowance for Uncollectible Accounts Receivable - The Company records an allowance for accounts receivable which are potentially uncollectible. The allowance is established by estimating the amounts that are potentially uncollectible based on a review of customer accounts, age of the receivable, the customer's financial condition and industry, and general economic conditions. Results could be materially different if economic conditions deteriorated for the Company's customers.

(c) Long-Lived Assets - Property and equipment, are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment changes need to be recorded as of April 30, 2003.

(d) Valuation Allowance - The valuation allowance at April 30, 2003 was $21,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax carryover periods available, and tax planning strategies in making this assessment.

Overview

The Company's operating results for the fiscal year ended April 30, 2003 showed a 14% increase in sales and a 313% increase in operating income. Over the last two years, the weaker economy for the heat treating industry in the Midwest has continued to negatively impact the Company's traditional customer base. The Company was able to replace the lost revenues with new work received from existing customers which has translated into higher operating profits. The Company has one customer which accounted for 18% of total sales in fiscal 2003 which is up from 11% of total sales for the previous year.

Milastar's primary revenues flow from metallurgical services provided by Flame Metals Processing Corporation The Company continues to strive to increase equipment utilization, expand capacity and absorb fixed overhead costs.

Milastar has net operating loss carryforwards of approximately $1,067,000 available to offset future taxable income, if any, which in the future may enhance earnings as well as cash flow. See note 5 to "Notes to Consolidated Financial Statements."

Results of Operations

Fiscal 2003 Compared to Fiscal 2002. Net sales for fiscal 2003 totaled $9,338,000, a 14% increase from $8,215,000 in fiscal 2002. The sales increase was primarily attributable to additional work received from existing customers, with one customer accounting for approximately half of the revenue increase.

Cost of sales of $6,880,000 (74% of sales) in fiscal 2003 increased $834,000 from $6,046,000 (74% of sales) in the previous fiscal year. The increase in total dollars was primarily attributable to additional payroll, supply and utility costs associated with the increased revenue. Gross profit increased by $289,000, from $2,169,000 in fiscal 2002 to $2,458,000 in fiscal 2003.

Selling, general and administrative (SG&A) expenses of $1,917,000 (21% of sales) in fiscal 2003 decreased $59,000 from $1,976,000 (24% of sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations. SG&A expenses are relatively fixed and as such are not expected to change significantly in the near future.

Total other expense amounted to $253,000 in fiscal 2003, compared with other expense of $299,000 reported in fiscal 2002. The decrease was primarily attributable to reduced interest expense which was due to a reduction in interest rates and long-term debt.

The provision for income taxes for fiscal 2003 was $4,000 compared to income taxes of $7,000 in fiscal 2002. The income tax expense in fiscal 2003 and 2002 was primarily due to minimum state income taxes. The provision for income taxes for fiscal year 2003 was favorably impacted by the recognition of deferred income tax assets for which no benefit had been provided for.

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

Selling, general and administrative (SG&A) expenses of $1,976,000 (24% of sales) in fiscal 2002 decreased $98,000 from $2,074,000 (23% of sales) for the same period a year earlier. The decrease in SG&A expenses was primarily due to a decrease in administrative salaries.

Total other expense amounted to $299,000 in fiscal 2002, compared with other expense of $284,000 reported in fiscal 2001. The increase was primarily attributable to $68,000 gain on the sale of New England Metal Treating in fiscal 2001 being partially offset by reduced interest expense in fiscal 2002. The reduced interest expense was due to a reduction in interest rates.

The provision for income taxes for fiscal 2002 was $7,000 compared to income taxes of $9,000 in fiscal 2001. The income tax expense in fiscal 2002 was due to minimum state income taxes.

Liquidity and Capital Resources

At April 30, 2003, the Company had negative working capital of $269,000 compared with $69,000 of negative working capital as of April 30, 2002, and the ratio of current assets to current liabilities was approximately 0.9 to 1.0 and 1.0 to 1.0 at April 30, 2003 and 2002, respectively. The decrease in working capital was due primarily to an increase in accounts payable which was inflated by the timing of certain purchases. Cash and current receivables represented 71% (69% at April 30, 2002) and 12% (11% at April 30, 2002) of total current assets and total assets, at April 30, 2003, respectively.

During fiscal 2003 net cash flows from operating activities amounted to $1,280,000 compared with net cash flows from operating activities of $592,000 in fiscal 2002. The increase in net cash flows from operating activities was primarily due to increase in net income of approximately $400,000. The Company added $996,000 to property, plant and equipment in fiscal 2003 compared with $1,526,000 in the previous year. The reduction of capital expenditures was primarily due to the completion of the initial installation of equipment associated with the expansion of the Rogers, MN facility. Working capital requirements for fiscal 2003 were funded primarily from available cash, cash generated from operations and issuance of long-term debt.

The Company believes it has sufficient capital resources to meet its fiscal 2004 operations and equipment acquisitions cash flow requirements.

Risks Related to our Business

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

Changes in regional capacity - The commercial heat treating industry is extremely competitive and highly dependent upon available capacity. The installation of additional equipment in the Minnesota area by either a competitor or a customer could have a material adverse effect on our business operations.

Energy prices - The cost of natural gas and electricity accounted for 14% of Cost of Sales for the years ended April 30, 2003 and 2002. Increases in energy and in particular, natural gas, could have a material adverse effect on our business operations.

Product liability exposure - The Company performs a service on metal products, for which a failure may involve product liability risk. We carry general casualty insurance, including coverage for product liability claims up to $1 million per occurence. We also carry liability umbrella coverage of an additional $2 million. However, there can be no assurance that this coverage will be adequate for any claims that may be raised. We have not had any significant product liability claims in the past and we are not aware of any pending product liability claims against us. However, a successful product liability suit could have a material adverse effect on our business operations.

Effects of Inflation

During fiscal 2003 and 2002 the Company's monetary liabilities materially exceeded its monetary assets resulting in a net negative monetary position. In periods in which the general price-level index is rising (inflation), it is advantageous to maintain a net negative monetary position. During periods of significant price inflation, the Company's purchasing power could be eroded if the value of the Company's underlying tangible assets fail to appreciate in value. Under such a scenario, the Company may be positioned to raise prices to offset the inflation effect and in addition take advantage of revaluation of underlying tangible assets to bolster borrowing capacity. There is no clear correlation between the effects of inflation and the Company's earning capacity.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Market Risks

The Company is exposed to certain market risks relative to interest rates on its long-term debt and $500,000 line of credit of which $0 is outstanding at April 30, 2003. The majority of long-term debt bears interest at 2.5% above the LIBOR rate and the line of credit bears interest at the bank's reference rate.

Item 8. Financial Statements
Page No.
Independent Auditors' Reports	10 - 11
Consolidated Balance Sheets at April 30, 2003 and 2002	12 - 13
Consolidated Statements of Operations for the three years ended April 30, 2003	14
Consolidated Statements of Cash Flows for the three years ended April 30, 2003	15
Consolidated Statements of Changes in Stockholders' Equity for the three years ended April 30, 2003	16
Notes to Consolidated Financial Statements	17 - 25

Financial Statement Schedule:
Independent Auditors' Report	26
Valuation and Qualifying Accounts for the three years ended April 30, 2003	27

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors

Milastar Corporation and Subsidiary

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Milastar Corporation and Subsidiary as of April 30, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milastar Corporation and Subsidiary as of April 30, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Virchow, Krause & Company, LLP

Minneapolis, Minnesota

June 6, 2003

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors

Milastar Corporation:

We have audited the consolidated balance sheets of Milastar Corporation and subsidiaries as of April 30, 2002, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the fiscal years in the two-year period ended April 30, 2002. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milastar Corporation and subsidiaries as of April 30, 2002, and the results of their operations and their cash flows for each of the fiscal years in the two-year period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Minneapolis, Minnesota

June 3, 2002

CONSOLIDATED BALANCE SHEETS
April 30, 2003 and 2002
ASSETS

	2003	2002
Current assets:
Cash	$ 9,000	$ 69,000
Accounts and other receivables, net	1,197,000	1,027,000
Inventory	205,000	183,000
Prepaid supplies and other	289,000	312,000
Total current assets	1,700,000	1,591,000

Property, plant and equipment:
Land	420,000	420,000
Buildings and improvements	3,051,000	2,935,000
Deposits on equipment	--	564,000
Equipment	9,496,000	9,491,000
	12,967,000	13,410,000
Less accumulated depreciation	(4,931,000)	(5,377,000)
	8,036,000	8,033,000
Other assets:
Non-compete agreement, net of accumulated amortization
of $446,000 and $368,000 respectively	--	78,000

Total assets	$ 9,736,000	$ 9,702,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
April 30, 2003 and 2002
LIABILITIES AND STOCKHOLDERS' EQUITY

	2003	2002
Current liabilities:
Current maturities of long-term debt	$ 890,000	$ 755,000
Accounts payable	644,000	441,000
Accrued payroll and benefits	277,000	272,000
Accrued real estate taxes	87,000	92,000
Other accrued liabilities	71,000	100,000

Total current liabilities	1,969,000	1,660,000

Long-term debt, less current maturities	2,881,000	3,362,000

Total liabilities	4,850,000	5,022,000

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, Class A, $.05 par value. Authorized 7,500,000
shares, issued and outstanding 2,723,264 shares in 2003 and 2002	136,000	136,000

Additional paid-in capital	1,647,000	1,647,000
Retained earnings	3,103,000	2,897,000

Total stockholders' equity	4,886,000	4,680,000

Total liabilities and stockholders' equity	$ 9,736,000	$ 9,702,000

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended April 30,

	2003	2002	2001

Net sales	$ 9,338,000	$ 8,215,000	$ 8,870,000
Cost of sales	6,880,000	6,046,000	6,210,000

Gross profit	2,458,000	2,169,000	2,660,000
Selling, general and administrative expenses	1,917,000	1,976,000	2,074,000
Amortization of non-compete agreements	78,000	81,000	95,000

Operating income	463,000	112,000	491,000

Other income (expense):
Dividend and interest income	1,000	2,000	14,000
Interest expense	(195,000)	(243,000)	(293,000)
Net gain on sale of net assets of a business	--	--	68,000
Net gain on sale of property and equipment	--	7,000	__
Net loss on sale of property and equipment	(59,000)	(65,000)	(73,000)
Total other expense	(253,000)	(299,000)	(284,000)

Income (loss) before income taxes	210,000	(187,000)	207,000
Income tax expense	4,000	7,000	9,000

Net income (loss)	$ 206,000	$ (194,000)	$ 198,000

Net income (loss) per Class A common share - basic	$ 0.08	$ (0.07)	$ 0.07
Weighted average shares outstanding - basic	2,723,264	2,723,264	2,723,264

Net income (loss) per Class A common share - diluted	$ 0.07	$ (0.07)	$ 0.07
Weighted average shares outstanding - diluted	2,775,360	2,723,264	2,829,885

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended April 30,

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 206,000	$ (194,000)	$ 198,000
Adjustments to reconcile net income (loss) to
net cash flows from operating activities:
Depreciation and amortization	1,010,000	961,000	964,000
Net loss on disposal of property and equipment	59,000	65,000	73,000
Gain on sale of the net assets of a business	--	--	(68,000)
Changes in operating assets and liabilities, net of effect of the sale of the net assets of a business:
Accounts and other receivables, net of allowance	(170,000)	(2,000)	61,000
Inventory	(22,000)	(63,000)	(4,000)
Prepaid supplies and other	23,000	(85,000)	(80,000)
Accounts payable and accrued expenses	174,000	(90,000)	101,000
Net cash flows from operating activities	1,280,000	592,000	1,245,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net of effect
of the sale of the net assets of a business	(996,000)	(962,000)	(1,991,000)
Proceeds from disposal of property, plant and equipment	2,000	--	2,000
Deposits made for equipment	--	(564,000)	--
Proceeds from the sale of net assets of a business	--	--	615,000
Net cash flows from investing activities	(994,000)	(1,526,000)	(1,374,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from bank line of credit	--	--	(250,000)
Principal payments of long-term debt	(846,000)	(661,000)	(846,000)
Proceeds from issuance of long-term debt	500,000	1,435,000	1,398,000
Net cash flows from financing activities	(346,000)	774,000	302,000

NET CHANGE IN CASH	(60,000)	(160,000)	173,000
CASH, BEGINNING OF YEAR	69,000	229,000	56,000
CASH, END OF YEAR	$ 9,000	$ 69,000	$ 229,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 196,000	$ 243,000	$ 289,000
Income taxes	$ 3,000	$ 4,000	$ 38,000

Supplemental schedule of non-cash investing and financing:
Reduction of officer note receivable for stock	$ --	$ --	$ 20,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Fiscal Years Ended April 30, 2003, 2002 and 2001

	Common Stock Shares	Common Stock Amount	Note receivable from officer	Additional paid in capital	Retained earnings	Total Stockholders' Equity
Balance, April 30, 2000	2,738,264	$ 137,000	$ (20,000)	$1,666,000	$ 2,893,000	$ 4,676,000
Repurchase Shares	(15,000)	(1,000)	20,000	(19,000)	__	__
Net Income for 2001	__	__	__	__	198,000	198,000
Balance, April 30, 2001	2,723,264	136,000	__	1,647,000	3,091,000	4,874,000
Net Loss for 2002	__	__	__	__	(194,000)	(194,000)
Balance, April 30, 2002	2,723,264	136,000	__	1,647,000	2,897,000	4,680,000
Net Income for 2003	__	__	__	__	206,000	206,000
Balance, April 30, 2003	2,723,264	$ 136,000	$ __	$ 1,647,000	$ 3,103,000	$ 4,886,000

The accompanying notes are an integral part of these consolidated financial statements.

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business -- Milastar Corporation ("Milastar" and sometimes the "Company") sells special metallurgical services to a diversified list of manufacturers primarily located in the greater Midwest region. The menu of special processing services performed include metallurgical engineering, heat treating, brazing and surface finishing. The Company extends credit to many of its customers.

Principles of consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Flame Metals Processing Corporation. In consolidation, all significant intercompany accounts and transactions are eliminated.

Cash -- The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Credit risk and allowance for doubtful accounts -- The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices for services are due net 30 days. Accounts receivable over 60 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $50,000 at both April 30, 2003 and 2002.

Inventory -- Inventory is valued at the lower of cost or market utilizing costing methods using the First-In-First-Out (FIFO) method.

Prepaid supplies -- Prepaid supplies are expensed as used.

Property, plant and equipment -- Property, plant and equipment are carried at cost. Depreciation is provided for using the straight-line method. When assets are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts, and any gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized and deductions are made for retirements resulting from the renewals or betterments. Depreciation expense was $932,000, $880,000 and $869,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

The estimated useful lives of the fixed assets are as follows:
Buildings and Improvements	23 to 40 years
Equipment	5 to 12 years
Vehicles	3 to 5 years

Other assets -- Other assets were comprised of one five-year non-compete agreement which was being amortized over 60 months using the straight-line method. The non-compete agreement expired during the year ended April 30, 2003.

Income taxes -- Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax carryover periods available, and tax planning strategies in making this assessment.

Accounting estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments -- The Company's financial instruments are recorded on its balance sheet. The carrying amount for cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

Impairment of long-lived assets and long-lived assets to be disposed of -- In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," among other items. The Company adopted the provisions of SFAS No. 144 as of May 1, 2002. Similar to SFAS No. 121, SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as "held for sale" and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company's long-lived assets.

Stock-based compensation -- The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of the common stock exceeds the exercise price of the stock option on the date of grant.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides requires additional disclosures about the method of accounting for stock-based employee compensation.  The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended April 30, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company's income (loss) per share would have been reduced to the pro forma amounts indicated below:
	2003	2002	2001
Net income (loss) - as reported	$ 206,000	$ (194,000)	$ 198,000
Net income (loss) - pro forma	$ 171,000	$ (200,000)	$ 192,000
Net income (loss) per share - basic - as reported	$ 0.08	$ (0.07)	$ 0.07
Net income (loss) per share - basic - pro forma	$ 0.06	$ (0.07)	$ 0.07
Stock based compensation - as reported	$ --	$ --	$ --
Stock based compensation - pro forma	$ 35,000	$ 6,000	$ 6,000

The pro forma amounts may not be representative of the effects on reported net income (loss) for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the following years:
	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	60%	64%	66%
Risk-free interest rate	5.0%	6.0%	5.0%
Expected lives	5-10 years	10 years	5 years

The weighted average fair value of options granted during the years ended April 30, 2003, 2002 and 2001, was $0.34 $0.00 and $0.47, respectively.

Earnings per share -- Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of all dilutive potential common shares (primarily related to stock options), unless the effect is anti-dilutive. For the years ended April 30, 2003, 2002 and 2001, 52,096, 0 and 106,621 shares of common stock equivalents (based on the treasury stock method) were included in the computation of diluted net income per Class A common share, respectively.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the years ended April 30, 2003, 2002 and 2001:
	2003	2002	2001
Weighted shares outstanding - basic	2,723,264	2,723,264	2,723,264
Weighted shares assumed upon exercise of stock options	52,096	0	106,621
Weighted shares outstanding - diluted	2,775,360	2,723,264	2,829,885

Options excluded from the net income (loss) per share calculations because the effect on net income (loss) per share would not have been dilutive.	0	116,455	0
Options excluded from the net income (loss) per share calculations because their exercise prices were greater than the average market price.	530,832	0	0

New Accounting Pronoucements -- In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted the new standard in fiscal 2003 and has determined that there is no material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the new standard in fiscal 2003 and has determined that there is no material effect on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 is effective October 1, 2002. The Company adopted the new standard in fiscal 2003 and has determined that there is no material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristic of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any authorized preferred shares or other financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45).  FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding.  The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002.  The adoption of FIN 45 did not impact the Company's consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 did not have a material impact on the Company's consolidated financial statements.

Revenue Recognition -- The Company recognizes revenue when the metallurgical services have been completed and the product has been received by the customer.

2 SALE OF SUBSIDIARY

On August 25, 2000, the Company sold all of the assets of its wholly owned subsidiary, New England Metal Treating Corporation located in Auburn, Massachusetts. The Company received $615,000 in cash from the sale and recorded a $68,000 gain. The net book value of the assets sold consisted of the following:
Machinery & Equipment	$ 325,000
Accounts Receivable	211,000
Other	11,000
Total	$ 547,000

3 LONG-TERM DEBT

Long-term debt consisted of the following at April 30:
	2003	2002
Amount due under loan agreement with TCF National Bank, payable in monthly installments of $61,685 including interest at 2.5% above the LIBOR (3.8% and 4.4% at April 30, 2003 and 2002) through December, 2006. Collateralized by substantially all assets of the Company.	2,466,000	3,087,000
Amount due under loan agreement with TCF National Bank, payable in monthly installments of $10,672 including interest at 2.5% above the LIBOR (3.8% and 4.4% at April 30, 2003 and 2002) through February, 2007. Collateralized by buildings.	440,000	547,000
Amount due under loan agreement with TCF National Bank, payable in monthly installments of $9,286 including interest at 2.5% above the LIBOR (3.8% and 4.4% at April 30, 2003 and 2002) through July, 2007. Collateralized by substantially all assets of the Company.	439,000	--
Amount due under loan agreement with the SBA, facilitated by TCF National Bank, payable in monthly installments of $4,300 including interest at 7.5% through December, 2016. Collateralized by substantially all assets of the Company.	426,000	444,000
Amount due under loan agreement with Marvin Schendel. Paid in full during fiscal 2003.	--	39,000
	3,771,000	4,117,000
Less current maturities	(890,000)	(755,000)
Total long-term debt	2,881,000	3,362,000

The estimated maturities of long-term debt for the years following April 30, 2003 are as follows:
2004	$ 890,000
2005	932,000
2006	997,000
2007	598,000
2008	43,000
Thereafter	311,000
Total obligations	$ 3,771,000

Total interest expense incurred on long-term debt for the years ended April 30, 2003, 2002 and 2001 amounted to $189,000, $230,000 and $265,000, respectively.

4 BANK CREDIT LINE

The Company has a revolving line of credit with its bank, which permits borrowings of up to $500,000. Borrowings under the agreement bear interest at the bank's reference rate and are secured by the general assets of the Company (rate at April 30, 2003 and April 30, 2002 was 4.25% and 4.75%, respectively). The agreement contains covenants that, among other things, require the Company to maintain a minimum capital base, current ratio, and other financial ratios. The Company was in compliance with these covenants at April 30, 2003 and 2002, respectively. The current agreement, which is subject to annual renewal by the Company and the bank, expires on August 30, 2003 and is expected to be renewed. There were no borrowings outstanding under this agreement at April 30, 2003 and 2002.

5 INCOME TAXES

The Company has federal net operating loss carryforwards of approximately $1,067,000 and state net operating losses of $2,187,000 which, if not used, will begin to expire in 2010. The Company also has alternative minimum tax credit carryforwards of approximately $75,000 which are available to reduce income taxes, if any, over an indefinite period. Future changes in the ownership of the Company may place limitations on the use of these carryforwards. The provision for (benefit from) income taxes consisted of the following components for the years ended April 30:
Current:	2003	2002	2001
Federal	$ --	$ --	$ --
State	4,000	7,000	9,000
Deferred	--	--	--
	$ 4,000	$ 7,000	$ 9,000

Components of net deferred income taxes are as follows at April 30:
Deferred income tax assets:	2003	2002	2001
Net operating loss carryforwards	$ 554,000	$ 540,700	$ 524,900
Amortization	124,000	94,700	74,700
Capital loss carryforward	6,000	216,100	216,100
AMT credit carryforward	74,700	74,700	74,700
Asset valuation reserves	21,000	19,400	19,400
Accrued liabilities	100,300	61,000	50,000
	880,000	1,006,600	959,800
Less valuation allowance	(21,000)	(290,700)	(302,700)
	859,000	715,900	657,100
Deferred income tax liabilities - depreciation	(859,000)	(715,900)	(657,100)
Net deferred income tax assets	$ --	$ --	$ --

Reconciliation between the statutory rate and the effective tax rate for the years ended April 30 is as follows:
	2003	2002	2001
Federal statutory tax rate	34.0%	(34.0)%	34.0%
State taxes, net of federal benefit	5.0	2.4	3.0
Change in valuation allowance and expiration of capital loss carryforward	(41.8)	(5.6)	(32.2)
State net operating loss carryforward	--	39.6	--
Other	4.7	1.3	(0.5)
Effective tax rate	1.9%	3.7%	4.3%

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

Information regarding stock options is summarized below:
	Number of Options	Weighted Average Exercise Price	Range of Option Exercise Price
Options outstanding, April 30, 2000	960,332	$ 0.56	$ 0.44 to 0.96
Granted	15,000	$ 0.56	$ 0.56
Canceled	440,332	$ 0.67	$ 0.56 to 0.96
Exercised	--	--	--
Options outstanding, April 30, 2001	535,000	$ 0.46	$ 0.44 to 0.56
Granted	--	--	--
Canceled	--	--	--
Exercised	--	--	--
Options outstanding, April 30, 2002	535,000	$ 0.46	$ 0.44 to 0.56
Granted	420,832	$ 1.05	$ 0.68 to 1.11
Canceled	--	--	--
Exercised	--	--	--
Options outstanding, April 30, 2003	955,832	$ 0.72	$ 0.44 to 1.11
Options exercisable, April 30, 2003	845,832	$ 0.76	$ 0.44 to 1.11

At April 30, 2003, 2002 and 2001, the weighted average remaining contractual life of the outstanding options was 5.7, 7.4 and 8.4 years, respectively.

The following table summarizes information about stock options outstanding at April 30, 2003:
Options Outstanding	Options Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number Exercisable	Weighted average exercise price
$ 0.44	425,000	7.0	$ 0.44	315,000	$ 0.44
$ 0.56	110,000	4.0	$ 0.56	110,000	$ 0.56
$ 0.68	55,833	9.2	$ 0.68	55,833	$ 0.68
$ 1.11	364,999	4.2	$ 1.11	364,999	$ 1.11
$ 0.44 to 1.11	955,832	5.7	$ 0.72	845,832	$ 0.76

7 RETIREMENT SAVINGS PLAN

The Company has a pre-tax salary reduction plan under the provisions of Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees who have reached the age of 21 and have been employed by the Company for six months. The Company will match 50% of the first 6% of employee contributions. Company contributions to the 401(k) plan, which are made at the discretion of management, for the years ended April 30, 2003, 2002 and 2001 were $60,000, $53,000 and $56,000, respectively.

8 RELATED PARTY TRANSACTIONS

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

Total interest income related to this note for the fiscal years ended April 30, 2003, 2002 and 2001 amounted to $0, $0 and $3,000, respectively.

9 COMMITMENTS AND CONTINGENCIES

Operating Leases -- The Company leases various equipment under leases expiring through 2006. Total rent expense was $25,000, $57,000 and $111,000 for the years ended April 30, 2003, 2002 and 2001, respectively.

Future minimum rental payments for the years ending April 30 are as follows:
2004	$ 14,000
2005	9,000
2006	4,000
Total obligations	$ 27,000

Legal Proceedings -- The Company has been party to various legal proceedings incidental to its normal operating activities. Although it is impossible to predict the outcome of such proceedings, management believes, based on the facts currently available, that none of such claims will result in losses that would have a materially adverse effect on the Company's consolidated financial statements.

Employment Agreements -- The Company has employment agreements with various employees which require annual compensation as defined by the agreements. The agreements require the Company to pay a severance if the Company terminates the agreements without cause of up to $859,000, at April 30, 2003, as defined in the employment agreements. More information required by this Item will be contained in the Information Statement, and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.

Significant Customers -- During the years ended April 30, 2003 and 2002 the Company had sales to one customer which approximated 18% and 11% of total sales, respectively. The Company did not have a major customer as of April 30, 2001. Accounts receivable from two customers approximated 13% and 11% of total accounts receivable at April 30, 2003. Accounts receivable from one customer accounted for approximately 13% of total accounts receivable at April 30, 2002.

Unaudited Quarterly Results -- The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two-year period ending April 30, 2003. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's consolidated financial statements and related notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

In Thousands (000's) except per share data:
	Apr 30,	Jan 31,	Oct 31,	July 31,	Apr 30,	Jan 31,	Oct 31,	July 31,
	2003	2003	2002	2002	2002	2002	2001	2001
Revenues	$ 2,497	$ 2,191	$ 2,414	$ 2,236	$ 2,107	$ 1,887	$ 2,157	$ 2,064
Cost of Sales	1,878	1,648	1,718	1,636	1,583	1,498	1,512	1,453
Gross Profit	619	543	696	600	524	389	645	611
SG&A Expenses	452	489	506	470	498	494	497	487
Amortization	12	22	22	22	22	22	23	14
Operating income (loss)	155	32	168	108	4	(127)	125	110
Interest Expense	(44)	(49)	(52)	(50)	(68)	(47)	(65)	(63)
Other Expenses	(14)	(14)	(15)	(15)	6	(20)	(21)	(21)
Net Income (loss) before taxes	97	(31)	101	43	(58)	(194)	39	26
Income tax expense	(1)	0	3	2	0	2	3	2
Net Income (loss)	98	(31)	98	41	(58)	(196)	36	24
Net income per common share - basic	0.04	(0.01)	0.04	0.02	(0.02)	(0.07)	0.01	0.01
Net income per common share - diluted	$ 0.04	$ (0.01)	$ 0.04	$ 0.01	$ (0.02)	$ (0.07)	$ 0.01	$ 0.01

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors

Milastar Corporation and Subsidiary

Minneapolis, Minnesota

Under date of June 6, 2003, we reported on the consolidated balance sheet of Milastar Corporation and Subsidiary as of April 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, which are included in the annual report on Form 10-K for the 2003 fiscal year. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Virchow, Krause & Company, LLP

Minneapolis, Minnesota

June 6, 2003

VALUATION AND QUALIFYING ACCOUNTS
Fiscal Years Ended April 30, 2003, 2002 and 2001

Description	Balance at beginning of year	Additions charged to costs & expenses (A)	Deductions	Balance at end of year
Allowance deducted from asset to which it applies:
Allowance for doubtful accounts receivable:
April 30, 2003	$ 50,000	$ 20,000	$ 20,000	$ 50,000
April 30, 2002	$ 50,000	$ 1,000	$ 1,000	$ 50,000
April 30, 2001	$ 50,000	$ 35,000	$ 35,000	$ 50,000

(A) Write-off of uncollectible receivables

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant's Certifying Accountant

On October 7, 2002, the Company's audit committee dismissed KPMG LLP as the Registrant's independent public accountants. The report of KPMG LLP on the Company's financial statements for the past three fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

New Independent Public Accountants

On October 7, 2002, the Company's board of directors and audit committee retained Virchow, Krause & Company, LLP to be the registrant's principal independent accountants.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

The following table sets forth with respect to each executive officer of the Company his name, age and all positions and offices with the Company held by him since May 1, 1998. Unless otherwise indicated in the table below, all positions and offices indicated have been continuously held since May 1, 1998. All executive officers serve at the will of the Board of Directors until their successors are duly appointed and qualified. Mr. J. Russell Duncan, Chairman of the Board and a director of the Company, is the father of Mr. Lance H. Duncan, Secretary and a director of the Company. With the foregoing exception, no family relationship exists among the officers of the Company.
Name	Age	Positions and Offices Held with the Company
J. Russell Duncan (1)	86	Chairman and Chief Executive Officer
L. Michael McGurk	52	President and Chief Operating Officer
Dennis J. Stevermer	42	Vice President Treasurer
Lance H. Duncan (2)	47	Secretary

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

Similar information respecting the directors of the Company will be included under the heading "Respecting the Election of Directors" in the Company's definitive Information Statement ("Information Statement") to be distributed to the stockholders of the Company and filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended, respecting notification of certain action taken by written consent in lieu of the Company's Annual Meeting of Stockholders for its 2003 fiscal year. The Company expects to file the Information Statement with the Securities and Exchange Commission on or before August 8, 2003 and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.

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

Item 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's President, L. Michael McGurk, and Chief Financial Officer, Dennis J. Stevermer, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures as currently implemented are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

None

Item 15. Principal Accountant Fees and Services

Disclosure not required

PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

See Index to Consolidated Financial Statements and Financial Statement Schedules

on page 9 of this report.

2. Financial Statement Schedules

All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in Item 8 or are not applicable.

3. Exhibits

See Index to Exhibits on page 28 of this report.

INDEX TO EXHIBITS

Exhibit

No. Description

3.1 Certificate of Incorporation, as amended, a copy of which was filed as Exhibit (1) to Registrant's Registration Statement on Form 10 dated August 27, 1970 and, by this reference, such Exhibit is incorporated herein

3.2 By-laws, as amended a copy of which was filed as Exhibit 3.2 to Registrant's Form 10-K dated for the fiscal year ended April 30, 1998 and, by this reference, such Exhibit is incorporated herein

3.3 Certificate of Amendment to Certificate of Incorporation, a copy of which was filed as Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1984 and, by this reference, such Exhibit is incorporated herein

3.4 Certificate of Amendment to Restated Certificate of Incorporation a copy of which was filed as Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1987 and, by this reference, such Exhibit is incorporated herein

3.5 Certificate of Amendment to Certificate of Incorporation of Milastar Corporation, a copy of which was filed as Exhibit 3.5 to Registrant's Form 10-Q for the quarter ended January 31, 1989 and, by this reference, such Exhibit is incorporated herein

10.1 Milastar Corporation Stock Option Plan dated as of March 4, 1991 a copy of which was filed as Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended April 30, 1991 and, by this reference, such Exhibit is incorporated herein

10.2 Executive Employment Agreement dated as of April 30, 1997 by and between Registrant and L. Michael McGurk

99.1 Certification of Chief Executive Officer and Chief Financial Officer in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

21.1 List of Significant Subsidiary

Subsidiary State of Incorporation

Flame Metals Processing Corporation Delaware

(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
MILASTAR CORPORATION
(REGISTRANT)

/s/ J. RUSSELL DUNCAN
J. Russell Duncan
Chairman of the Board

Dated: July 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated this report of the Registrant and in the capacities indicated on July 28, 2003.
/s/ J. RUSSELL DUNCAN	/s/ L. MICHAEL McGURK
J. Russell Duncan	L. Michael McGurk
Chairman of the Board, Chief Executive	President, Chief Operating Officer
Officer and Director	and Director

/s/ DENNIS J. STEVERMER	/s/ LANCE H. DUNCAN
Dennis J. Stevermer	Lance H. Duncan
Vice President Treasurer, Principal Financial	Secretary and Director
and Accounting Officer

I, J. Russell Duncan, certify that:

1. I have reviewed this annual report on Form 10-K of Milastar Corporation and Subsidiary;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/J.Russell Duncan

J. Russell Duncan

Chief Executive Officer

Date: July 28, 2003

I, Dennis J. Stevermer, certify that:

1. I have reviewed this annual report on Form 10-K of Milastar Corporation and Subsidiary;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Dennis J. Stevermer

Dennis J. Stevermer

Chief Financial Officer

Date: July 28, 2003