Form 10QSB
period 2003-10-31
MILASTAR CORP
filed 2003-12-15
CIK 66544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2003	Commission File Number: 0-5105

MILASTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-2636669 (I.R.S. Employer Identification No.)

7317 West Lake Street, Minneapolis, MN 55426 (Address of principal executive offices)	(952) 929-4774 (Telephone number)

Not Applicable

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)

of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At December 10, 2003, 2,723,264 shares of common stock of the Registrant were issued and outstanding.

MILASTAR CORPORATION AND SUBSIDIARIES

PART I

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2003.

The condensed consolidated financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented.
MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2003 (Unaudited)	April 30, 2003 (Audited)
Current assets:
Cash	$ 55,000	$ 9,000
Accounts and other receivables, net	1,333,000	1,197,000
Inventory	155,000	205,000
Prepaid supplies and other	280,000	289,000
Total current assets	1,823,000	1,700,000

Property, plant and equipment:
Land	420,000	420,000
Buildings and improvements	3,088,000	3,051,000
Deposit on Equipment	202,000	--
Equipment	9,760,000	9,496,000
	13,470,000	12,967,000
Less accumulated depreciation	(5,380,000)	(4,931,000)
	8,090,000	8,036,000

Total assets	$ 9,913,000	$ 9,736,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit - Bank	$ 75,000	$ --
Current maturities of long-term debt	889,000	890,000
Accounts payable	677,000	644,000
Accrued payroll and benefits	469,000	277,000
Accrued real estate taxes	44,000	87,000
Other accrued liabilities	91,000	71,000
Total current liabilities	2,245,000	1,969,000

Long-term debt, less current maturities	2,441,000	2,881,000

Total liabilities	4,686,000	4,850,000

Stockholders' equity:
Common stock, $.05 par value; authorized 7,500,000 shares, issued and
outstanding 2,723,264 shares at October 31, 2003 and April 30, 2003	136,000	136,000
Additional paid-in capital	1,647,000	1,647,000
Retained earnings	3,444,000	3,103,000
Total stockholders' equity	5,227,000	4,886,000

Total liabilities and stockholders' equity	$ 9,913,000	$ 9,736,000

See accompanying notes to condensed consolidated financial statements

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002

Net sales	$ 2,763,000	$ 2,414,000	$ 5,358,000	$ 4,650,000
Cost of sales	1,966,000	1,718,000	3,792,000	3,354,000

Gross profit	797,000	696,000	1,566,000	1,296,000
Selling, general and administrative expenses	539,000	506,000	1,087,000	975,000
Amortization of non-compete agreements	--	22,000	--	45,000

Operating income	258,000	168,000	479,000	276,000

Other expense:
Interest expense	(37,000)	(52,000)	(78,000)	(102,000)
Net loss on disposal of property & equipment	(40,000)	(15,000)	(60,000)	(30,000)
Total other expense	(77,000)	(67,000)	(138,000)	(132,000)

Income before income taxes	181,000	101,000	341,000	144,000
Income tax expense	--	3,000	--	5,000

Net income	$ 181,000	$ 98,000	$ 341,000	$ 139,000

Net income per common share - basic	$ 0.07	$ 0.04	$ 0.13	$ 0.05
Weighted average shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264

Net income per common share - diluted	$ 0.06	$ 0.04	$ 0.12	$ 0.05
Weighted average shares outstanding - diluted	2,794,099	2,723,264	2,824,141	2,809,683

See accompanying notes to condensed consolidated financial statements
MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended October 31,
(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 341,000	$ 139,000
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	450,000	491,000
Net loss on disposal of property and equipment	60,000	30,000

Changes in operating assets and liabilities:
Accounts and other receivables	(136,000)	(105,000)
Inventory	50,000	(14,000)
Prepaid supplies and other	9,000	(98,000)
Accounts payable and accrued expenses	202,000	(9,000)
Net cash flows from operating activities	976,000	434,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(564,000)	(590,000)
Net cash flows from investing activities	(564,000)	(590,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank line of credit	75,000	100,000
Principal payments of long-term debt	(441,000)	(418,000)
Proceeds from issuance of long-term debt	--	500,000
Net cash flows from financing activities	(366,000)	182,000

NET INCREASE IN CASH	46,000	26,000
CASH, BEGINNING OF YEAR	9,000	69,000
CASH, END OF SECOND QUARTER	$ 55,000	$ 95,000

Supplemental disclosures of cash flow information:
Cash paid during the first six months for:
Interest	$ 78,000	$ 102,000

Income taxes	$ --	$ --

See accompanying notes to condensed consolidated financial statements

1 CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Milastar Corporation (the "Company") reflect the financial position and results of operations of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and balances.

The consolidated financial statements as of October 31, 2003 and for the six month periods ended October 31, 2003 and October 31, 2002, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2003 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

2 SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation - In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Consistent with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", the Company did not have any pro forma compensation costs associated with the options outstanding for the three or six months ended October 31, 2003 or 2002.3 INCOME PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and six month periods ended October 31, 2003 and 2002:

		Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Weighted shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264
Weighted shares assumed upon exercise of stock options	70,835	0	100,877	86,419
Weighted shares outstanding - diluted	2,794,099	2,723,264	2,824,141	2,809,683

Options excluded from the net income per share calculations because their exercise prices were greater than the average market price.	530,832	955,832	420,832	530,832

4 BANK CREDIT LINE

The Company has a revolving line of credit with its bank, which permits borrowings of up to $750,000 and bears interest at the bank's reference rate which was 4.0% at October 31, 2003. The revolving line of credit expires August 31, 2004. At October 31, 2003, borrowings under this agreement were $75,000.

5 INCOME TAXES

At October 31, 2003, the Company has federal net operating loss carryforwards of approximately $726,000 and state net operating losses of $1,649,000 which, if not used, will begin to expire in 2010. Future changes in the ownership of the Company may place limitations on the use of these carryforwards. The Company has recorded a full valuation allowance against the deferred tax asset due to the uncertainty of realizing the related benefits. The net income for the three and six month periods ended October 31, 2003 and 2002 were favorably impacted by the utilization of prior net operating losses, thus a provision for income taxes of approximately 40% was not recorded.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended October 31, 2003 as Compared with the Three Months Ended October 31, 2002. The Company recorded sales of $2,763,000 during the second quarter of fiscal year 2004 as compared with $2,414,000 for the same period last year, a $349,000 (14%) increase. The increase was primarily attributable to additional revenue from the new capital equipment installed at our Rogers facility.

Cost of sales of $1,966,000 (71% of net sales) during the second quarter of fiscal year 2004 increased $248,000 (14%) from $1,718,000 (71% of net sales) for the same period a year earlier. The increase in total dollars was primarily attributable to increased labor costs, factory supplies and utilities. Gross profit increased to $797,000 as compared with $696,000 for the prior year second quarter. The increase in gross profit was primarily attributable to higher sales without a corresponding increase in fixed expenses during the period ended October 31, 2003.

Selling, general and administrative (SG&A) expenses of $539,000 (20% of net sales) increased $33,000 (7%) from $506,000 (21% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations. SG&A expenses are relatively fixed and as such are not expected to change significantly in the near future.

The Company recorded operating income of $258,000 in the second quarter of fiscal 2004 as compared with operating income of $168,000 recorded in the prior year second quarter. The increase in operating income in the second quarter of fiscal year 2004 is primarily attributable to higher sales and gross profit.

Total other expense amounted to $77,000 in the second quarter of fiscal 2004 as compared with other expense of $67,000 in the second quarter of last year. The change in other expense is primarily attributable to a decrease in interest expense of $15,000 being offset by an increase in the loss on disposal of equipment of $25,000. The interest expense decrease is due to a reduction in interest rates and long-term debt.

The Company recorded net income of $181,000 in the second quarter of fiscal 2004 as compared with net income of $98,000 in the prior year second quarter.

Six Months Ended October 31, 2003 as Compared with the Six Months Ended October 31, 2002. The Company recorded sales of $5,358,000 during the first six months of fiscal year 2004 as compared with $4,650,000 for the same period last year, a $708,000 (15%) increase. The increase was primarily attributable to additional revenue from the new integral quench line at our Rogers facility.

Cost of sales of $3,792,000 (71% of net sales) during the first six months of fiscal year 2004 increased $438,000 (13%) from $3,354,000 (72% of net sales) for the same period a year earlier. The increase in total dollars was primarily attributable to increased labor costs, factory supplies and utilities. Gross profit increased to $1,566,000 as compared with $1,296,000 for the prior year six months. The increase in gross profit was primarily attributable to higher sales without a corresponding increase in fixed expenses during the period ended October 31, 2003.

Selling, general and administrative (SG&A) expenses of $1,087,000 (20% of net sales) increased $112,000 from $975,000 (21% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to an increase in the provision for incentive compensation. SG&A expenses are relatively fixed and as such are not expected to change significantly in the near future.

The Company recorded operating income of $479,000 in the first six months of fiscal 2004 as compared with operating income of $276,000 recorded in the prior year six months. The increase in operating income in the first six months of fiscal year 2004 is primarily attributable to higher sales and gross profit.

Total other expense amounted to $138,000 in the first six months of fiscal 2004 as compared with other expense of $132,000 in the same period of last year. The change in other expense is primarily attributable to a decrease in interest expense of $24,000 being offset by an increase in the loss on disposal of equipment of $30,000. The interest expense decrease is due to a reduction in interest rates and long-term debt.

The Company recorded net income of $341,000 in the first six months of fiscal 2004 as compared with net income of $139,000 in the prior year six months.

Liquidity and Capital Resources

At October 31, 2003, the Company had negative working capital of $422,000 compared with $269,000 of negative working capital at April 30, 2003. Cash and accounts receivables represented 76% (71% at April 30, 2003) and 14% (12% at April 30, 2003) of total current assets and total assets, respectively. During the first six months of fiscal 2004, net cash flows from operating activities amounted to $976,000 compared to $434,000 in the first six months of fiscal 2003. Working capital requirements for the first six months of fiscal 2004 was funded primarily from available cash, cash generated from operations and short-term borrowings under the line of credit. In September 2003, the Company ordered an integral quench and tempering furnace for our Rogers facility. The capital equipment will be delivered in January 2004 and had a total purchase price of $340,000. The Company believes anticipated cash flows from operations, issuance of long-term debt and its line of credit will be adequate to satisfy projected operating requirements through at least the next twelve months.

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

(c) Long-Lived Assets - Property and equipment, are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment changes need to be recorded as of October 31, 2003.

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

Item 3. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness as of October 31, 2003, of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

MILASTAR CORPORATION

/s/ M. G. DUNCAN	/s/ DENNIS J. STEVERMER
M.G. Duncan	Dennis J. Stevermer
Chairman of the Board, Chief Executive	Vice President Treasurer, Principal Financial
Officer and Director	and Accounting Officer

Dated: December 12, 2003