Form 10KSB
period 2004-04-30
MILASTAR CORP
filed 2004-07-29
CIK 66544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004	Commission File Number: 0-5105

MILASTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-2636669 (I.R.S. Employer Identification No.)

7317 West Lake Street, Minneapolis, MN 55426 (Address of principal executive offices)	(952) 929-4774 (Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.05 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or

15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such a shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on July 22, 2004 was $3,949,000 based upon the bid price of the Class A common stock as quoted on OTC Electronic Bulletin Board. On that date there were 2,723,264 shares of Class A Common Stock issued and outstanding. Documents Incorporated by Reference

Parts I, II and III incorporate by reference certain information to be included in Registrant's definitive Information Statement relating to action taken by written consent of the Board of Directors and Majority Stockholders, which Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14C on or before August 6, 2004.

PART I

Item 1. Business

Forward-Looking Statements

Statements included in this Annual Report on Form 10-KSB, in the letter to shareholders, in the Company's quarterly reports, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are "forward-looking statements " made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believe," "expect," "will," "can," "estimate," "anticipate" and similar expressions are intended to identify such forward-looking statements. Certain important factors could cause results to differ materially from those anticipated by some statements made herein and these statements are not predictions of actual future results. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in this Annual Report on Form 10-KSB, including those discussed under "Risk Factors," as well as others not now anticipated. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company are expressly qualified by these cautionary statements. In addition, the Company disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

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

Flame Metals' customer list includes more than 800 firms generally classified as manufacturers. The customer furnishes all direct materials and components processed for their account. These parts are then heat treated, primarily to achieve a certain hardness or surface finish, in preparation of the metal parts for their designated use. The Company's two largest customers accounted for 14 and 12 percent of total net sales, respectively, in fiscal 2004 .

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

Milastar reported income before taxes of $551,000 and $210,000 in fiscal 2004 and 2003, respectively. Net income after taxes amounted to $471,000 and $206,000 in fiscal 2004 and 2003, respectively. Results of operations are discussed more fully in "Management's Discussion and Analysis" beginning on page 6.

The Company's non-operating other income (expense) resulted in a net expense of $147,000 in fiscal year 2004, down $47,000 from the $194,000 in expense recorded in fiscal year 2003. Current assets as a percent of total assets amounted to 22% and 17% at April 30, 2004 and 2003, respectively. The bid price per share, as quoted on the OTC Electronic Bulletin Board, was $1.05 as of April 30, 2004.

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

Employee Relations

The Company currently operates two separate plant locations and employs a total of approximately 75 employees; 40 in St. Louis Park, MN, and 35 in Rogers, MN. The Company believes the prevailing wage rates, fringe benefits and working conditions afforded its employees compare favorably with those received by employees employed by regional businesses competitive with the Company. The Company believes its employee relations are satisfactory; therefore the Company does not anticipate any labor disruption during the forthcoming fiscal 2005.

Item 2. Properties

The Company believes that its property and equipment are well maintained, in good working condition, and are adequately insured. The Company currently maintains its executive offices at 7317 West Lake Street, Minneapolis, Minnesota and owns the two industrial properties as listed below:
ACTIVITY	LOCATION	SIZE (SQ. FT.)	STATUS
Flame Metals - Plant 1	St. Louis Park, MN	35,000	Owned
Flame Metals - Plant 2	Rogers, MN	48,000	Owned

The Company believes that our current facilities are adequate for the current level of our operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during its fiscal year ended April 30, 2004.

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Class A Common Stock is traded on the OTC Bulletin Board and the Pink Sheets under the ticker symbol "MILAA". The following table provides, for the periods indicated, the high and low bid prices per share of the Company's Class A Common Stock. The Class A share prices represent prices established between broker-dealers which do not include retail mark-ups and mark-downs or any commissions to the dealer and therefore do not reflect prices of actual transactions.
	Fiscal	2004	Fiscal	2003
	High	Low	High	Low
First Quarter	$ 0.40	$ 0.34	$ 0.34	$ 0.34
Second Quarter	$ 0.41	$ 0.39	$ 0.34	$ 0.30
Third Quarter	$ 1.25	$ 0.40	$ 0.35	$ 0.27
Fourth Quarter	$ 1.30	$ 1.05	$ 0.34	$ 0.32

On July 6, 2004 there were approximately 4,000 holders of record of the Company's Common Stock. The Company has not paid any cash dividends in respect of its Class A Common Stock, and it is not presently anticipating paying any cash dividends, thereon, in the near term.

Other Information Regarding Equity Compensation Plans

The following table sets forth information regarding the Company's equity compensation plans in effect as of April 30, 2004. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:	955,832	$ 0.72	44,168
Equity compensation plans not approved by stockholders:	--	--	--
Total	955,832	$ 0.72	44,168

Item 6. Management's Discussion and Analysis or Plan of Operation
(In thousands except per share data)	2004	2003	2002	2001	2000
Net sales	$ 11,195	$ 9,338	$ 8,215	$ 8,870	$ 9,064
Net income (loss)	471	206	(194)	198	202
Net income (loss) per common share - basic	.17	.08	(.07)	.07	.07
Net income (loss) per common share - diluted	.16	.07	(.07)	.07	.07

Financial Position:
Total assets	9,946	9,736	9,702	9,212	8,611
Current liabilities	2,255	1,969	1,660	1,538	1,988
Long-term debt less current maturities	1,949	2,881	3,362	2,800	1,947
Deferred income tax liability	385	--	--	--	--
Stockholders' equity	$ 5,357	$ 4,886	$ 4,680	$ 4,874	$ 4,676

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements. Our critical accounting policies and estimates are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) allowance for uncollectible accounts receivable, and (c) long-lived assets.

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

(c) Long-Lived Assets - Property and equipment, are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment changes need to be recorded as of April 30, 2004.

Overview

The Company's operating results for the fiscal year ended April 30, 2004 showed a 20% increase in sales and a 73% increase in operating income. The sales increase was primarily attributable to additional revenue from the new integral quench line at our Rogers facility and a somewhat stronger economy for the heat treating industry in the Midwest. Over the last two years, the Company has replaced the lost revenues from our traditional customer base with new work received from existing larger customers. The Company now has two customers which accounted for a combined 26% of total sales in fiscal 2004 which is up from 23% of total sales for the previous year.

Milastar's primary revenues flow from metallurgical services provided by Flame Metals Processing Corporation The Company continues to strive to increase equipment utilization, expand capacity and absorb fixed overhead costs.

Milastar has federal net operating loss carryforwards of approximately $700,000 available to offset future taxable. See note 4 to "Notes to Consolidated Financial Statements."

Results of Operations

Fiscal 2004 Compared to Fiscal 2003. Net sales for fiscal 2004 totaled $11,195,000, a 20% increase from $9,338,000 in fiscal 2003. The sales increase was primarily attributable to additional revenue from the new integral quench line at our Rogers facility and a somewhat stronger economy for the heat treating industry in the Midwest.

Cost of sales of $8,043,000 (72% of sales) in fiscal 2004 increased $1,163,000 from $6,880,000 (74% of sales) in the previous fiscal year. The increase in total dollars was primarily attributable to additional payroll, supply and utility costs associated with the increased revenue.

Gross profit increased by $694,000, from $2,458,000 in fiscal 2003 to $3,152,000 in fiscal 2004. The increase in gross profit was primarily attributable to higher sales without a corresponding increase in fixed expenses. Since a significant portion of our cost of sales are fixed expenses, the gross profit in the future is highly dependent on sales. Therefore, our future gross profit will trend up as sales increase or down as sales decrease over the sales recorded in fiscal 2004.

Selling, general and administrative (SG&A) expenses of $2,143,000 (19% of sales) in fiscal 2004 increased $226,000 from $1,917,000 (21% of sales) for the same period a year earlier. The dollar increase in SG&A expenses is primarily due to increased administrative salaries. SG&A expenses are relatively fixed and as such are not expected to change significantly in the near future.

The loss on disposal of property and equipment of $311,000 (3% of sales) in fiscal 2004 increased $252,000 from $59,000 (1% of sales) in the previous fiscal year. The increase was primarily attributable to a vacuum furnace and salt line that were disposed. Amortization of non-compete agreements were zero in fiscal 2004 compared to $78,000 in the previous fiscal year.

Total other expense amounted to $147,000 in fiscal 2004, compared with other expense of $194,000 reported in fiscal 2003. The decrease was primarily attributable to reduced interest expense which was due to a reduction in interest rates and long-term debt.

The provision for income taxes for fiscal 2004 was $80,000 compared to income taxes of $4,000 in fiscal 2003. The provision for income taxes for fiscal 2004 was impacted by the recognition of deferred income tax liabilities which exceeded the deferred income tax assets. The provision for income taxes in future years, assuming the Company has income before income taxes, will approximate 37-39%.

The Company recorded net income of $471,000 in fiscal 2004 as compared with net income of $206,000 in fiscal 2003.

Liquidity and Capital Resources

At April 30, 2004, the Company had working capital of $175,000 compared with $269,000 of negative working capital as of April 30, 2003, and the ratio of current assets to current liabilities was approximately 1.1 to 1.0 and 0.9 to 1.0 at April 30, 2004 and 2003, respectively. The increase in working capital was due primarily to an increase in accounts receivable which increased due to higher revenues and the recording of a deferred income tax asset. Cash and accounts receivable represented 69% (71% at April 30, 2003) and 17% (12% at April 30, 2003) of total current assets and total assets, at April 30, 2004, respectively.

During fiscal 2004 cash provided by operating activities amounted to $1,621,000 compared with cash provided of $1,280,000 in fiscal 2003. The increase in cash provided by operating activities was primarily due to increase in net income of approximately $265,000. The Company added $772,000 to property, plant and equipment in fiscal 2004 compared with $996,000 in the previous year. Working capital requirements for fiscal 2004 were funded primarily from available cash, cash generated from operations and short-term borrowings under the line of credit.

Capital expenditures for fiscal 2005 are expected to be between $1.0 and $1.5 million, which will consist primarily of a 7,200 sq. ft. building addition to the Rogers facility and the associated equipment. The Company believes it has sufficient capital resources to meet its fiscal 2005 operations and equipment acquisitions cash flow requirements.

The following table shows the effect that the Company's contractual obligations are expected to have on our liquidity position and cash flows in the future periods:
	Total	2005	2006	2007	2008	2009	Thereafter
Debt	$ 2,923,000	$ 974,000	$ 982,000	$ 595,000	$ 39,000	$ 23,000	$ 310,000
Operating Leases	31,000	18,000	12,000	1,000
Total contractual cash obligations	$ 2,954,000	$ 992,000	$ 994,000	$ 596,000	$ 39,000	$ 23,000	$ 310,000

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

Energy prices - The cost of natural gas and electricity accounted for 14% of Cost of Sales for the years ended April 30, 2004 and 2003. Increases in energy and in particular, natural gas, could have a material adverse effect on our business operations.

Product liability exposure - The Company performs a service on metal products, for which a failure may involve product liability risk. We carry general casualty insurance, including coverage for product liability claims up to $1 million. We also carry liability umbrella coverage of an additional $2 million. However, there can be no assurance that this coverage will be adequate for any claims that may be raised. We have not had any significant product liability claims in the past and we are not aware of any pending product liability claims against us. However, a successful product liability suit could have a material adverse effect on our business operations.

Effects of Inflation

During fiscal 2004 and 2003 the Company's monetary liabilities materially exceeded its monetary assets resulting in a net negative monetary position. In periods in which the general price-level index is rising (inflation), it is advantageous to maintain a net negative monetary position. During periods of significant price inflation, the Company's purchasing power could be eroded if the value of the Company's underlying tangible assets fail to appreciate in value. Under such a scenario, the Company may be positioned to raise prices to offset the inflation effect and in addition take advantage of revaluation of underlying tangible assets to bolster borrowing capacity. There is no clear correlation between the effects of inflation and the Company's earning capacity.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Milastar Corporation and Subsidiary

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Milastar Corporation and Subsidiary as of April 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milastar Corporation and Subsidiary as of April 30, 2004 and 2003, and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

Virchow, Krause & Company, LLP

Minneapolis, Minnesota

June 3, 2004
Milastar Corporation and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS
April 30, 2004 and 2003
ASSETS
	2004	2003
Current assets:
Cash	$ 10,000	$ 9,000
Accounts and other receivables, net	1,659,000	1,197,000
Inventory	145,000	205,000
Deferred income taxes	305,000	--
Prepaid supplies and other (See Note 7)	311,000	289,000
Total current assets	2,430,000	1,700,000

Property, plant and equipment:
Land	420,000	420,000
Buildings and improvements	3,094,000	3,051,000
Equipment	8,745,000	9,496,000
	12,259,000	12,967,000
Less accumulated depreciation	(4,743,000)	(4,931,000)
	7,516,000	8,036,000

Total assets	$ 9,946,000	$ 9,736,000

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED BALANCE SHEETS
April 30, 2004 and 2003
LIABILITIES AND STOCKHOLDERS' EQUITY
	2004	2003
Current liabilities:
Current maturities of long-term debt	$ 974,000	$ 890,000
Accounts payable	731,000	644,000
Accrued payroll and benefits	361,000	277,000
Accrued real estate taxes	100,000	87,000
Other accrued liabilities	89,000	71,000

Total current liabilities	2,255,000	1,969,000

Long-term debt, less current maturities	1,949,000	2,881,000
Deferred income taxes	385,000	--

Total liabilities	4,589,000	4,850,000

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, Class A, $.05 par value. Authorized 7,500,000 shares,
issued and outstanding 2,723,264 shares at April 30, 2004 and 2003	136,000	136,000
Additional paid-in capital	1,647,000	1,647,000
Retained earnings	3,574,000	3,103,000

Total stockholders' equity	5,357,000	4,886,000

Total liabilities and stockholders' equity	$ 9,946,000	$ 9,736,000

The accompanying notes are an integral part of these consolidated financial statements.
Milastar Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended April 30,

	2004	2003

Net sales	$ 11,195,000	$ 9,338,000
Cost of sales	8,043,000	6,880,000

Gross profit	3,152,000	2,458,000
Selling, general and administrative expenses	2,143,000	1,917,000
Disposal loss on property and equipment	311,000	59,000
Amortization of non-compete agreements	--	78,000

Operating income	698,000	404,000

Other income (expense):
Dividend and interest income	--	1,000
Interest expense	(147,000)	(195,000)
Total other expense	(147,000)	(194,000)

Income before income taxes	551,000	210,000
Income tax expense	80,000	4,000

Net income	$ 471,000	$ 206,000

Net income per Class A common share - basic	$ 0.17	$ 0.08
Weighted average shares outstanding - basic	2,723,264	2,723,264

Net income per Class A common share - diluted	$ 0.16	$ 0.07
Weighted average shares outstanding - diluted	2,941,739	2,775,360

The accompanying notes are an integral part of these consolidated financial statements.
Milastar Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended April 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 471,000	$ 206,000
Adjustments to reconcile net income to
net cash flows from operating activities:
Depreciation and amortization	981,000	1,010,000
Deferred income taxes	80,000	--
Net loss on disposal of property and equipment	311,000	59,000
Changes in operating assets and liabilities
Accounts and other receivables, net of allowance	(397,000)	(170,000)
Inventory	60,000	(22,000)
Prepaid supplies and other	(87,000)	23,000
Accounts payable and accrued expenses	202,000	174,000
Net cash flows from operating activities	1,621,000	1,280,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(772,000)	(996,000)
Proceeds from disposal of property, plant and equipment	--	2,000
Net cash flows from investing activities	(772,000)	(994,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(848,000)	(846,000)
Proceeds from issuance of long-term debt	--	500,000
Net cash flows from financing activities	(848,000)	(346,000)

NET INCREASE (DECREASE) IN CASH	1,000	(60,000)
CASH, BEGINNING OF YEAR	9,000	69,000
CASH, END OF YEAR	$ 10,000	$ 9,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 151,000	$ 196,000
Income taxes	$ --	$ 3,000

The accompanying notes are an integral part of these consolidated financial statements.
Milastar Corporation and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Fiscal Years Ended April 30, 2004 and 2003

	Common Stock Shares	Common Stock Amount	Additional paid in capital	Retained earnings	Total Stockholders' Equity
Balances, April 30, 2002 . . .	2,723,264	$ 136,000	$1,647,000	$ 2,897,000	$ 4,680,000
Net Income for 2003. . . . . . .	--	--	--	206,000	206,000
Balances, April 30, 2003 . . .	2,723,264	136,000	1,647,000	3,103,000	4,886,000
Net Income for 2004 . . . . . .	--	--	--	471,000	471,000
Balances, April 30, 2004 . . .	2,723,264	$ 136,000	$ 1,647,000	$ 3,574,000	$ 5,357,000

The accompanying notes are an integral part of these consolidated financial statements.

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

Credit risk and allowance for doubtful accounts -- The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices for services are due net 30 days. Accounts receivable over 60 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. Accounts receivable are shown net of an allowance for doubtful accounts of $75,000 and $50,000 at April 30, 2004 and 2003, respectively.

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

Depreciation expense was $981,000 and $932,000 for the years ended April 30, 2004 and 2003, respectively.

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

Shipping and handling costs -- In accordance with the Emerging Issues Task Force (EITF) issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company in including shipping and handling revenues in net sales and shipping and handling costs in selling, general and administrative expenses.

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

Impairment of long-lived assets and long-lived assets to be disposed of -- Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that there are no assets impaired as of April 30, 2004 that would have a material effect on the Company's consolidated financial statements.

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

The Company has adopted the disclosure-only provisions of Statement of Financial Standards (SFAS) No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company's income per share would have been reduced to the pro forma amounts indicated below:
	2004	2003
Net income - as reported	$ 471,000	$ 206,000
Net income - pro forma	$ 457,000	$ 171,000
Net income per share - basic - as reported	$ 0.17	$ 0.08
Net income per share - basic - pro forma	$ 0.17	$ 0.06
Net income per share - diluted - as reported	$ 0.16	$ 0.07
Net income per share - diluted - pro forma	$ 0.16	$ 0.06
Stock based compensation - as reported	$ --	$ --
Stock based compensation - pro forma	$ 14,000	$ 35,000

The pro forma amounts may not be representative of the effects on reported net income for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the following years:
	2004	2003
Dividend yield	NA	0%
Expected volatility	NA	60%
Risk-free interest rate	NA	5.0%
Expected lives	NA	5-10 years

Earnings per share -- Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS includes the effect of all dilutive potential common shares (primarily related to stock options), unless the effect is anti-dilutive. For the years ended April 30, 2004 and 2003, 218,475 and 52,096 shares of common stock equivalents (based on the treasury stock method) were included in the computation of diluted net income per Class A common share, respectively.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the years ended April 30, 2004 and 2003:
	2004	2003
Weighted shares outstanding - basic	2,723,264	2,723,264
Weighted shares assumed upon exercise of stock options	218,475	52,096
Weighted shares outstanding - diluted	2,941,739	2,775,360

Options excluded from the net income per share calculations because the effect on net income per share would not have been dilutive.	364,999	530,832

Revenue Recognition -- The Company recognizes revenue when the metallurgical services have been completed and the product has been received by the customer.

Reclassifications -- Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation. These reclassifications had no effect on net income or stockholders' equity.

2 LONG-TERM DEBT

Long-term debt consisted of the following at April 30:
	2004	2003
Amount due under loan agreement with TCF National Bank, payable in monthly installments of $61,685 including interest at 2.5% above the LIBOR (3.6% and 3.8% at April 30, 2004 and 2003) through December, 2006. Collateralized by substantially all assets of the Company.	$1,807,000	$2,466,000
Amount due under loan agreement with TCF National Bank, payable in monthly installments of $3,200 including interest at the greater of 4.0% or 2.5% above the LIBOR (4.0% at April 30, 2004) through December, 2018. Collateralized by Rogers building.	418,000	--
Amount due under loan agreement with TCF National Bank, payable in monthly installments of $9,286 including interest at 2.5% above the LIBOR (3.6% and 3.8% at April 30, 2004 and 2003) through July, 2007. Collateralized by substantially all assets of the Company.	342,000	439,000
Amount due under loan agreement with TCF National Bank, payable in monthly installments of $10,672 including interest at 2.5% above the LIBOR (3.6% and 3.8% at April 30, 2004 and 2003) through February, 2007. Collateralized by Rogers building.	326,000	440,000
Amount due under a capital lease agreement with Citi Capital, payable in monthly installments of $2,750 including interest at 0.0% through April, 2005. Collateralized by two Caterpillar forklifts.	30,000	--
Amount due under loan agreement with the SBA, facilitated by TCF National Bank. Paid in full during fiscal 2004.	--	426,000
	2,923,000	3,771,000
Less current maturities	(974,000)	(890,000)
Total long-term debt	$1,949,000	$2,881,000

The estimated maturities of long-term debt for the years following April 30, 2004 are as follows:
2005	$ 974,000
2006	982,000
2007	595,000
2008	39,000
2009	23,000
Thereafter	310,000
Total obligations	$ 2,923,000

The cost and accumulated amortization of the leased equipment was $33,000 and $337 at April 30, 2004. Amortization expense related to the capital lease agreement is included in depreciation expense.

Total interest expense incurred on long-term debt for the years ended April 30, 2004 and 2003 amounted to $147,000 and $189,000, respectively.

3 BANK CREDIT LINE

The Company has a revolving line of credit with its bank, which permits borrowings of up to $750,000. Borrowings under the agreement bear interest at the bank's reference rate and are collateralized by the general assets of the Company (rate at April 30, 2004 and April 30, 2003 was 4.0% and 4.25%, respectively). The agreement contains covenants that, among other things, require the Company to maintain a minimum capital base, current ratio, and other financial ratios. The Company was in compliance with these covenants at April 30, 2004 and 2003, respectively. The current agreement, which is subject to annual renewal by the Company and the bank, expires on August 30, 2004 and is expected to be renewed. There were no borrowings outstanding under this agreement at April 30, 2004 and 2003.

4 INCOME TAXES

The Company has federal net operating loss carryforwards of approximately $700,000 and state net operating loss carryforwards of $1,700,000, which, if not used, will begin to expire in 2010. The Company also has alternative minimum tax credit carryforwards of approximately $75,000 which are available to reduce income taxes, if any, over an indefinite period. Future changes in the ownership of the Company may place limitations on the use of these carryforwards. The provision for income taxes consisted of the following components for the years ended April 30:
Current:	2004	2003
Federal	$ --	$ --
State	--	4,000
Deferred	80,000	--
	$ 80,000	$ 4,000

Components of net deferred income taxes are as follows at April 30:
Deferred income tax assets:	2004	2003
Net operating loss carryforwards	$394,000	$ 554,000
Amortization	99,000	124,000
Capital loss carryforward	--	6,000
AMT credit carryforward	74,700	74,700
Asset valuation reserves	28,000	21,000
Accrued liabilities	58,300	100,300
	654,000	880,000
Less valuation allowance	--	(135,000)
	654,000	745,000
Deferred income tax liabilities - depreciation	(734,000)	(745,000)
Net deferred income tax	$ (80,000)	$ --

The components giving rise to the net deferred tax liability described above have been included in the Company's balance sheets as of April 30, 2004 and 2003 as follows:
	2004	2003
Current assets	$305,000	$ --
Non-current liabilities	(385,000)	--
Net deferred tax liability	$ (80,000)	$ --

Reconciliation between the statutory rate and the effective tax rate for the years ended April 30 is as follows:
	2004	2003
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	5.0	5.0
Change in valuation allowance and expiration of capital loss carryforward	(25.7)	(41.8)
Other	1.2	4.7
Effective tax rate	14.5%	1.9%

5 OPTIONS

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

Information regarding stock options is summarized below:
	Number of Options	Weighted Average Exercise Price	Range of Option Exercise Price
Options outstanding, April 30, 2002	535,000	$ 0.46	$ 0.44 to 0.56
Granted	420,832	$ 1.05	$ 0.68 to 1.11
Canceled	--	--	--
Exercised	--	--	--
Options outstanding, April 30, 2003	955,832	$ 0.72	$ 0.44 to 1.11
Granted	--	--	--
Canceled	--	--	--
Exercised	--	--	--
Options outstanding, April 30, 2004	955,832	$ 0.72	$ 0.44 to 1.11
Options exercisable, April 30, 2004	895,832	$ 0.74	$ 0.44 to 1.11

The weighted average fair value of options granted during the year ended April 30, 2003, was $0.34. At April 30, 2004 and 2003, the weighted average remaining contractual life of the outstanding options was 4.7 and 5.7 years, respectively.

The following table summarizes information about stock options outstanding at April 30, 2004:
Options Outstanding	Options Exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number Exercisable	Weighted average exercise price
$ 0.44	425,000	6.0	$ 0.44	365,000	$ 0.44
$ 0.56	110,000	3.0	$ 0.56	110,000	$ 0.56
$ 0.68	55,833	8.2	$ 0.68	55,833	$ 0.68
$ 1.11	364,999	3.2	$ 1.11	364,999	$ 1.11
$ 0.44 to 1.11	955,832	4.7	$ 0.72	895,832	$ 0.74

6 RETIREMENT SAVINGS PLAN

The Company has a pre-tax salary reduction plan under the provisions of Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees who have reached the age of 21 and have been employed by the Company for six months. The Company will match 50% of the first 6% of employee contributions. Company contributions to the 401(k) plan, which are made at the discretion of management, for the years ended April 30, 2004 and 2003 were $58,000 and $60,000, respectively.

7 PREPAID SUPPLIES AND OTHER

The prepaid supplies and other is summarized as follows at April 30:
	2004	2003
Prepaid Supplies	$168,000	$ 184,000
Sales Tax Refund	74,000	34,000
Prepaid Insurance	56,000	58,000
Prepaid Other	13,000	13,000
Total Prepaid Supplies and Other	$ 311,000	$ 289,000

8 COMMITMENTS AND CONTINGENCIES

Operating Leases -- The Company leases various equipment under leases expiring through June 2007. Total rent expense was $32,000 and $25,000 for the years ended April 30, 2004 and 2003, respectively.

Future minimum rental payments for the years ending April 30 are as follows:
2005	$ 18,000
2006	12,000
2007	1,000
Total obligations	$ 31,000

Legal Proceedings -- The Company has been party to various legal proceedings incidental to its normal operating activities. Although it is impossible to predict the outcome of such proceedings, management believes, based on the facts currently available, that none of such claims will result in losses that would have a materially adverse effect on the Company's financial condition.

Employment Agreements -- The Company has employment agreements with various employees which require annual compensation as defined by the agreements. The agreements require the Company to pay a severance if the Company terminates the agreements without cause. The maximum severance payment at April 30, 2004 is $750,000. More information required by this Item will be contained in the Information Statement, and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.

Significant Customers -- During the year ended April 30, 2004 Company had sales to two customers which approximated 14% (18% during fiscal 2003) and 12% (5% during fiscal 2003) of total sales, respectively. At April 30, 2004 the Company had accounts receivable from two customers which approximated 20% (11% at April 30, 2003) and 8% (13% at April 30, 2003) of total receivables, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant's Certifying Accountant

On October 7, 2002, the Company's audit committee dismissed KPMG LLP as the Registrant's independent public accountants. The report of KPMG LLP on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

New Independent Public Accountants

On October 7, 2002, the Company's board of directors and audit committee retained Virchow, Krause & Company, LLP to be the registrant's principal independent accountants.

Item 8a. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's President, L. Michael McGurk, and Chief Financial Officer, Dennis J. Stevermer, have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures as currently implemented are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section

16(a) of the Exchange Act.

The following table sets forth with respect to each executive officer of the Company his name, age and all positions and offices with the Company held by him since May 1, 1999. Unless otherwise indicated in the table below, all positions and offices indicated have been continuously held since May 1, 1999. All executive officers serve at the will of the Board of Directors until their successors are duly appointed and qualified. Ms. Mimi G. Duncan, Chairperson of the Board and a director of the Company, is the mother of Mr. Lance H. Duncan, Secretary and a director of the Company. With the foregoing exception, no family relationship exists among the officers of the Company.
Name	Age	Positions and Offices Held with the Company
Mimi G. Duncan (1)	82	Chairperson and Chief Executive Officer
L. Michael McGurk	53	President and Chief Operating Officer
Dennis J. Stevermer	43	Vice President Treasurer
Lance H. Duncan (2)	48	Secretary

(1) Ms. Mimi G. Duncan has otherwise been engaged in private investment activities for more than the past five years.

(2) Mr. Lance H. Duncan was President and Chief Operating Officer of Sound Techniques, Inc. (audio-video production studios) until December 2001 and has been engaged in private investment activities for more than the past five years.

Similar information respecting the directors of the Company will be included in the Company's definitive Information Statement ("Information Statement") to be distributed to the stockholders of the Company and filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended, respecting notification of certain action taken by written consent in lieu of the Company's Annual Meeting of Stockholders for its 2004 fiscal year. The Company expects to file the Information Statement with the Securities and Exchange Commission on or before August 6, 2004 and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.

Item 10. Executive Compensation

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

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, a copy of which was filed as Exhibit (1) to Registrant's Registration Statement on Form 10 dated August 27, 1970 and, by this reference, such Exhibit is incorporated herein
3.2	By-laws, as amended a copy of which was filed as Exhibit 3.2 to Registrant's Form 10-K dated for the fiscal year ended April 30, 1998 and, by this reference, such Exhibit is incorporated herein
3.3	Certificate of Amendment to Certificate of Incorporation, a copy of which was filed as Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1984 and, by this reference, such Exhibit is incorporated herein
3.4	Certificate of Amendment to Restated Certificate of Incorporation a copy of which was filed as Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1987 and, by this reference, such Exhibit is incorporated herein
3.5	Certificate of Amendment to Certificate of Incorporation of Milastar Corporation, a copy of which was filed as Exhibit 3.5 to Registrant's Form 10-Q for the quarter ended January 31, 1989 and, by this reference, such Exhibit is incorporated herein
10.1	Milastar Corporation Stock Option Plan dated as of March 4, 1991 a copy of which was filed as Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended April 30, 1991 and, by this reference, such Exhibit is incorporated herein
10.2	Executive Employment Agreement dated as of April 30, 1997 by and between Registrant and L. Michael McGurk
14	Code of Ethics for Senior Officers
21.1	List of Significant Subsidiaries
Subsidiary - Flame Metals Processing Corporation
State of Incorporation - Delaware
31.1	Certification of the Chief Executive Officer pursuant to 13a-14 and 15d-14
31.2	Certification of the Chief Financial Officer pursuant to 13a-14 and 15d-14
32	Certification pursuant to 18 U.S.C. section 1350

(b) Reports on Form 8-K: None

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of the Company selected Virchow, Krause & Company, LLP ("Virchow Krause"), certified public accountants with offices in Minneapolis, Minnesota, to audit the Company's financial statements for the years ended April 30, 2004 and 2003. The following table details the fees paid to Virchow Krause for the years ended April 30, 2004 and 2003.
	2004	2003
Audit Fees	$34,500	$ 31,328
Audit-Related Fees	--	--
Tax Fees	8,000	12,742
All Other Fees	--	--
Total	$ 42,500	$ 44,070

The policy of the Company's audit committee is to review and preapprove both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934. Approximately 100% of the fees paid to Virchow Krause were pre-approved by the audit committee.

No Services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Virchow Krause. Furthermore, no work of Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Virchow Krause.

Milastar Corporation and Consolidated Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
MILASTAR CORPORATION
(REGISTRANT)

/s/ M. G. DUNCAN
M.G. Duncan
Chairperson of the Board, Chief Executive
Officer and Director

Dated: July 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated this report of the Registrant and in the capacities indicated on July 28, 2004.
/s/ M. G. DUNCAN	/s/ L. MICHAEL McGURK
M.G. Duncan	L. Michael McGurk
Chairperson of the Board, Chief Executive	President, Chief Operating Officer
Officer and Director	and Director

/s/ DENNIS J. STEVERMER	/s/ LANCE H. DUNCAN
Dennis J. Stevermer	Lance H. Duncan
Vice President Treasurer, Principal Financial	Secretary and Director
and Accounting Officer