Form 10QSB
period 2004-10-31
MILASTAR CORP
filed 2004-12-14
CIK 66544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2004	Commission File Number: 0-5105

MILASTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-2636669 (I.R.S. Employer Identification No.)

7317 West Lake Street, Minneapolis, MN 55426 (Address of principal executive offices)	(952) 929-4774 (Telephone number)

Not Applicable

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At December 10, 2004, 2,723,264 shares of common stock of the Registrant were issued and outstanding.

MILASTAR CORPORATION AND SUBSIDIARIES

PART I

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three and six months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2004.

The condensed consolidated financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented.
MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	October 31,	April 30,
	2004	2004
	(Unaudited)	(Audited)
Current assets:
Cash	$ 77,000	$ 10,000
Accounts and other receivables, net	1,621,000	1,659,000
Inventory	160,000	145,000
Deferred income taxes	87,000	305,000
Prepaid supplies and other	262,000	311,000
Total current assets	2,207,000	2,430,000

Property, plant and equipment:
Land	420,000	420,000
Buildings and improvements	3,495,000	3,094,000
Equipment	8,821,000	8,745,000
	12,736,000	12,259,000
Less accumulated depreciation	(5,231,000)	(4,743,000)
	7,505,000	7,516,000

Total assets	$ 9,712,000	$ 9,946,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 600,000	$ 974,000
Accounts payable	436,000	731,000
Accrued payroll and benefits	531,000	361,000
Accrued real estate taxes	52,000	100,000
Other accrued liabilities	103,000	89,000
Total current liabilities	1,722,000	2,255,000

Long-term debt, less current maturities	1,882,000	1,949,000
Deferred income taxes	385,000	385,000

Total liabilities	3,989,000	4,589,000

Stockholders' equity:
Common stock, $.05 par value; authorized 7,500,000 shares, issued and
outstanding 2,723,264 shares at October 31, 2004 and April 30, 2004	136,000	136,000
Additional paid-in capital	1,647,000	1,647,000
Retained earnings	3,940,000	3,574,000
Total stockholders' equity	5,723,000	5,357,000

Total liabilities and stockholders' equity	$ 9,712,000	$ 9,946,000

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

__________________________________	Three Months Ended	Six Months Ended
	October 31,	October 31,
	2004	2003	2004	2003

Net sales	$ 3,318,000	$ 2,763,000	$ 6,476,000	$ 5,358,000
Cost of sales	2,341,000	1,966,000	4,494,000	3,792,000

Gross profit	977,000	797,000	1,982,000	1,566,000
Selling, general and administrative expenses	562,000	539,000	1,141,000	1,087,000
Disposal loss on property and equipment	110,000	40,000	205,000	60,000

Operating income	305,000	218,000	636,000	419,000

Other expense:
Interest expense	(26,000)	(37,000)	(52,000)	(78,000)
Total other expense	(26,000)	(37,000)	(52,000)	(78,000)

Income before income taxes	279,000	181,000	584,000	341,000
Income tax expense	103,000	--	218,000	--

Net income	$ 176,000	$ 181,000	$ 366,000	$ 341,000

Net income per common share - basic	$ 0.06	$ 0.07	$ 0.13	$ 0.13
Weighted average shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264

Net income per common share - diluted	$ 0.06	$ 0.06	$ 0.12	$ 0.12
Weighted average shares outstanding - diluted	3,133,630	2,794,099	3,126,258	2,824,141

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended October 31,
(Unaudited)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 366,000	$ 341,000
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	488,000	450,000
Net loss on disposal of property and equipment	205,000	60,000
Deferred income taxes	218,000	--

Changes in operating assets and liabilities:
Accounts and other receivables	38,000	(136,000)
Inventory	(15,000)	50,000
Prepaid supplies and other	49,000	9,000
Accounts payable and accrued expenses	(159,000)	202,000
Net cash flows from operating activities	1,190,000	976,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(682,000)	(564,000)
Net cash flows from investing activities	(682,000)	(564,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from bank line of credit	--	75,000
Principal payments of long-term debt	(441,000)	(441,000)
Net cash flows from financing activities	(441,000)	(366,000)

NET INCREASE IN CASH	67,000	46,000
CASH, BEGINNING OF YEAR	10,000	9,000
CASH, END OF SECOND QUARTER	$ 77,000	$ 55,000

Supplemental disclosures of cash flow information:
Cash paid during the first six months for:
Interest	$ 52,000	$ 78,000

1 CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Milastar Corporation (the "Company") reflect the financial position and results of operations of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and balances.

The consolidated financial statements as of October 31, 2004 and for the three and six month periods ended October 31, 2004 and October 31, 2003, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2004 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

2 SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation - In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Consistent with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", the Company did not have any pro forma compensation costs associated with the options outstanding for the three or six months ended October 31, 2004 or 2003.

3 NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and six month periods ended October 31, 2004 and 2003:
________________________________________	Three Months Ended	Six Months Ended
	October 31,	October 31,
	2004	2003	2004	2003
Weighted shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264
Weighted shares assumed upon exercise of stock options	410,366	70,835	402,994	100,877
Weighted shares outstanding - diluted	3,133,630	2,794,099	3,126,258	2,824,141

Options excluded from the net income per share
calculations because their exercise prices were
greater than the average market price.	0	530,832	0	420,832

4 BANK CREDIT LINE

The Company has a revolving line of credit with its bank, which permits borrowings of up to $1,000,000 and bears interest at 0.25% below the bank's base rate which was 4.75% at October 31, 2004. The revolving line of credit expires August 31, 2005. At October 31, 2004 and April 30, 2004, borrowings under this agreement were $0.

5 LONG-TERM DEBT

In September 2004, the Company refinanced the amount due under a loan agreement with TCF National Bank, which was payable in monthly installments of $61,685 including interest at 2.5% above the LIBOR through December 2006. The new loan agreement with TCF National Bank is payable in monthly installments and bears interest at 2.25% above the LIBOR through September 2008. At October 31, 2004 the monthly payment on this loan was $42,283 and the interest rate was 4.09%. The loan is collateralized by substantially all of the Company's assets.

6 INCOME TAXES

At October 31, 2004, the Company has federal net operating loss carryforwards of approximately $100,000 and state net operating losses of $1,100,000 which, if not used, will begin to expire in 2010. Future changes in the ownership of the Company may place limitations on the use of these carryforwards. For the three and six month periods ended October 31, 2004, the Company recorded a provision for income taxes of $103,000 and $218,000, respectively. The net income for the three and six month periods ended October 31, 2003 were favorably impacted by the utilization of prior net operating losses, thus a provision for income taxes of approximately 37% was not recorded.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended October 31, 2004 as Compared with the Three Months Ended October 31, 2003. The Company recorded sales of $3,318,000 during the second quarter of fiscal year 2005 as compared with $2,763,000 for the same period last year, a $555,000 (20%) increase. The increase was primarily attributable to additional work received from existing customers. The current level of sales growth in not necessarily indicative of future sales in that the Company operates with a backlog that is generally less than 10 days.

Cost of sales of $2,341,000 (71% of net sales) during the second quarter of fiscal year 2005 increased $375,000 (19%) from $1,966,000 (71% of net sales) for the same period a year earlier. The increase was primarily attributable to increased labor, factory supplies and utility costs. Gross profit increased to $977,000 as compared with $797,000 for the prior year second quarter. The increase in gross profit was primarily attributable to higher sales without a corresponding increase in fixed expenses during the period ended October 31, 2004.

Selling, general and administrative (SG&A) expenses of $562,000 (17% of net sales) increased $23,000 (4%) from $539,000 (20% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations. SG&A expenses are relatively fixed and as such are not expected to change significantly in the near future.

The disposal loss on property and equipment of $110,000 increased $70,000 from the $40,000 recorded for the prior year second quarter. The increase was primarily the result of equipment which was replaced prior to its expected useful life.

The Company recorded operating income of $305,000 in the second quarter of fiscal 2005 as compared with operating income of $218,000 recorded in the prior year second quarter. The increase in operating income in the second quarter of fiscal year 2005 is primarily attributable to higher sales and gross profit.

Total other expense amounted to $26,000 in the second quarter of fiscal 2005 as compared with other expense of $37,000 in the second quarter of last year. Other expense in both second quarters relates primarily to interest expense, which decreased $11,000 due to a reduction in long-term debt.

The Company recorded a tax provision of $103,000 in the second quarter of fiscal 2005 as compared with a provision of $0 in the second quarter of fiscal 2004. The prior year second quarter was favorably impacted by the utilization of prior net operating losses.

The Company recorded net income of $176,000 in the second quarter of fiscal 2005 as compared with net income of $181,000 in the prior year second quarter.

Six Months Ended October 31, 2004 as Compared with the Six Months Ended October 31, 2003. The Company recorded sales of $6,476,000 during the first six months of fiscal year 2005 as compared with $5,358,000 for the same period last year, a $1,118,000 (21%) increase. The increase was primarily attributable to additional work received from existing customers. The current level of sales growth in not necessarily indicative of future sales in that the Company operates with a backlog that is generally less than 10 days.

Cost of sales of $4,494,000 (69% of net sales) during the first six months of fiscal year 2005 increased $702,000 (19%) from $3,792,000 (71% of net sales) for the same period a year earlier. The increase was primarily attributable to increased labor, factory supplies and utility costs. Gross profit increased to $1,982,000 as compared with $1,566,000 for the prior year six months. The increase in gross profit was primarily attributable to higher sales without a corresponding increase in fixed expenses during the period ended October 31, 2004.

Selling, general and administrative (SG&A) expenses of $1,141,000 (18% of net sales) increased $54,000 from $1,087,000 (20% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations. SG&A expenses are relatively fixed and as such are not expected to change significantly in the near future.

The disposal loss on property and equipment of $205,000 increased $145,000 from the $60,000 recorded for the same period a year earlier. The increase was primarily the result of equipment which was replaced prior to its expected useful life.

The Company recorded operating income of $636,000 in the first six months of fiscal 2005 as compared with operating income of $419,000 recorded in the prior year six months. The increase in operating income in the first six months of fiscal year 2005 is primarily attributable to higher sales and gross profit.

Total other expense amounted to $52,000 in the first six months of fiscal 2005 as compared with other expense of $78,000 in the same period of last year. Other expense in both six month periods relates primarily to interest expense, which decreased $26,000 due to a reduction in long-term debt.

The Company recorded a tax provision of $218,000 in the first six months of fiscal 2005 as compared with a provision of $0 in the first six months of fiscal 2004. The prior year first six months was favorably impacted by the utilization of prior net operating losses.

The Company recorded net income of $366,000 in the first six months of fiscal 2005 as compared with net income of $341,000 in the prior year six months.

Liquidity and Capital Resources

At October 31, 2004, the Company had working capital of $485,000 compared with $175,000 of working capital at April 30, 2004. Cash and accounts receivables represented 77% (69% at April 30, 2004) and 17% (17% at April 30, 2004) of total current assets and total assets, respectively. During the first six months of fiscal 2005, net cash flows from operating activities amounted to $1,190,000 compared to $976,000 in the first six months of fiscal 2004. Working capital requirements for the first six months of fiscal 2005 was funded primarily from available cash and cash generated from operations.

The Company added $682,000 to property, plant and equipment in the first six months of fiscal 2005, which consisted primarily of a 7,200 sq. ft. building addition to the Rogers facility which was completed in October 2004. Capital expenditures for the remainder of fiscal 2005 are expected to be between $400,000 and $700,000. The Company believes anticipated cash flows from operations, the refinancing completed in September 2004, issuance of long-term debt and its line of credit will be adequate to satisfy projected operating and capital expenditures through at least the next twelve months.

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

(c) Long-Lived Assets - Property and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment charges need to be recorded as of October 31, 2004.

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

Item 3. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness as of October 31, 2004, of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

The Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change as of October 31, 2004, in the Company's internal control over financial reporting pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the six month period covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

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

Dated: December 13, 2004