Form 10QSB
period 2005-01-31
MILASTAR CORP
filed 2005-03-14
CIK 66544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2005	Commission File Number: 0-5105

MILASTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-2636669 (I.R.S. Employer Identification No.)

7317 West Lake Street, Minneapolis, MN 55426 (Address of principal executive offices)	(952) 929-4774 (Telephone number)

Not Applicable

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At March 11, 2005, 2,723,264 shares of common stock of the Registrant were issued and outstanding.

MILASTAR CORPORATION AND SUBSIDIARIES

PART I

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three and nine months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2004.

The condensed consolidated financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented.
MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	January 31,	April 30,
	2005	2004
	(Unaudited)	(Audited)
Current assets:
Cash	$ 245,000	$ 10,000
Accounts and other receivables, net	1,406,000	1,659,000
Inventory	183,000	145,000
Deferred income taxes	104,000	305,000
Prepaid supplies and other	284,000	311,000
Total current assets	2,222,000	2,430,000

Property, plant and equipment:
Land	420,000	420,000
Buildings and improvements	3,495,000	3,094,000
Equipment	8,952,000	8,745,000
	12,867,000	12,259,000
Less accumulated depreciation	(5,475,000)	(4,743,000)
	7,392,000	7,516,000

Total assets	$ 9,614,000	$ 9,946,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 600,000	$ 974,000
Accounts payable	323,000	731,000
Accrued payroll and benefits	382,000	361,000
Accrued income taxes	94,000	2,000
Accrued real estate taxes	81,000	100,000
Other accrued liabilities	167,000	87,000
Total current liabilities	1,647,000	2,255,000

Long-term debt, less current maturities	1,734,000	1,949,000
Deferred income taxes	385,000	385,000

Total liabilities	3,766,000	4,589,000

Stockholders' equity:
Common stock, $.05 par value; authorized 7,500,000 shares, issued and
outstanding 2,723,264 shares at January 31, 2005 and April 30, 2004	136,000	136,000
Additional paid-in capital	1,647,000	1,647,000
Retained earnings	4,065,000	3,574,000
Total stockholders' equity	5,848,000	5,357,000

Total liabilities and stockholders' equity	$ 9,614,000	$ 9,946,000

See accompanying notes to condensed consolidated financial statements

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
__________________________________	Three Months Ended	Nine Months Ended
	January 31,	January 31,
	2005	2004	2005	2004

Net sales	$ 3,176,000	$ 2,617,000	$ 9,652,000	$ 7,975,000
Cost of sales	2,294,000	1,946,000	6,788,000	5,738,000

Gross profit	882,000	671,000	2,864,000	2,237,000
Selling, general and administrative expenses	557,000	522,000	1,698,000	1,609,000
Disposal loss on property and equipment	100,000	40,000	305,000	100,000

Operating income	225,000	109,000	861,000	528,000

Other expense:
Interest expense	(27,000)	(37,000)	(79,000)	(115,000)
Total other expense	(27,000)	(37,000)	(79,000)	(115,000)

Income before income taxes	198,000	72,000	782,000	413,000
Income tax expense	73,000	--	291,000	--

Net income	$ 125,000	$ 72,000	$ 491,000	$ 413,000

Net income per common share - basic	$ 0.05	$ 0.03	$ 0.18	$ 0.15
Weighted average shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264

Net income per common share - diluted	$ 0.04	$ 0.02	$ 0.15	$ 0.14
Weighted average shares outstanding - diluted	3,261,194	3,051,513	3,171,237	2,900,673

See accompanying notes to condensed consolidated financial statements

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended January 31,
(Unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 491,000	$ 413,000
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	732,000	674,000
Net loss on disposal of property and equipment	305,000	100,000
Deferred income taxes	201,000	--

Changes in operating assets and liabilities:
Accounts and other receivables	253,000	33,000
Inventory	(38,000)	47,000
Prepaid supplies and other	27,000	(43,000)
Accounts payable and accrued expenses	(234,000)	248,000
Net cash flows from operating activities	1,737,000	1,472,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(913,000)	(777,000)
Net cash flows from investing activities	(913,000)	(777,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(589,000)	(658,000)
Net cash flows from financing activities	(589,000)	(658,000)

NET INCREASE IN CASH	235,000	37,000
CASH, BEGINNING OF YEAR	10,000	9,000
CASH, END OF THIRD QUARTER	$ 245,000	$ 46,000

Supplemental disclosures of cash flow information:
Cash paid during the first nine months for:
Interest	$ 79,000	$ 115,000

See accompanying notes to condensed consolidated financial statements

1 CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Milastar Corporation (the "Company") reflect the financial position and results of operations of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and balances.

The consolidated financial statements as of January 31, 2005 and for the three and nine month periods ended January 31, 2005 and January 31, 2004, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2004 Annual Report to Shareholders and incorporated by reference in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

2 SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation - In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Consistent with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", the Company did not have any pro forma compensation costs associated with the options outstanding for the three or nine months ended January 31, 2005 or 2004. FIN No. 46 - revised with 46R - In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities" that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The adoption of FIN 46R did not have a material effect on the Company's financial statements.

SFAS No. 151 - In November 2004, FASB issued SFAS No. 151 "Inventory Costs" amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

SFAS No. 153 - In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

SFAS No. 123R - In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with our quarterly period that begins February 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

3 NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and nine month periods ended January 31, 2005 and 2004:
________________________________________	Three Months Ended	Nine Months Ended
	January 31,	January 31,
	2005	2004	2005	2004
Weighted shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264
Weighted shares assumed upon exercise of stock options	537,930	328,249	447,973	177,409
Weighted shares outstanding - diluted	3,261,194	3,051,513	3,171,237	2,900,673

Options excluded from the net income per share
calculations because their exercise prices were
greater than the average market price.	0	364,999	0	364,999

4 BANK CREDIT LINE

The Company has a revolving line of credit with its bank, which permits borrowings of up to $1,000,000 and bears interest at 0.25% below the bank's base rate which was 5.25% at January 31, 2005. The revolving line of credit expires August 31, 2005. At January 31, 2005 and April 30, 2004, borrowings under this agreement were $0.

5 INCOME TAXES

At January 31, 2005, the Company has state net operating losses of approximately $900,000 which, if not used, will begin to expire in 2010. Future changes in the ownership of the Company may place limitations on the use of this carryforward. For the three and nine month periods ended January 31, 2005, the Company recorded a provision for income taxes of $73,000 and $291,000, respectively. The net income for the three and nine month periods ended January 31, 2004 were favorably impacted by the utilization of prior net operating losses, thus a provision for income taxes of approximately 37% was not recorded.

6 SIGNIFICANT CUSTOMER

The Company's largest customer accounted for 22% (14% for the prior year period) and 19% (15% for the prior year period) of total sales for the three and nine month periods ended January 31, 2005, respectively. The Company's largest customer accounted for 28% of total accounts receivable at January 31, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended January 31, 2005 as Compared with the Three Months Ended January 31, 2004. The Company recorded sales of $3,176,000 during the third quarter of fiscal year 2005 as compared with $2,617,000 for the same period last year, a $559,000 (21%) increase. The increase was primarily attributable to additional integral quench work received from existing customers. The current level of sales growth in not necessarily indicative of future sales in that the Company operates with a backlog that is generally less than 10 days.

Cost of sales of $2,294,000 (72% of net sales) during the third quarter of fiscal year 2005 increased $348,000 (18%) from $1,946,000 (74% of net sales) for the same period a year earlier. The increase was primarily attributable to increased labor, factory supplies and utility costs. Gross profit increased to $882,000 as compared with $671,000 for the prior year third quarter. The increase in gross profit was primarily attributable to higher sales without a corresponding increase in fixed expenses during the period ended January 31, 2005.

Selling, general and administrative (SG&A) expenses of $557,000 (18% of net sales) increased $35,000 (7%) from $522,000 (20% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations. SG&A expenses are relatively fixed and as such are not expected to change significantly in the near future.

The disposal loss on property and equipment of $100,000 increased $60,000 from the $40,000 recorded for the prior year third quarter. The increase was primarily the result of equipment which was replaced prior to its expected useful life.

The Company recorded operating income of $225,000 in the third quarter of fiscal 2005 as compared with operating income of $109,000 recorded in the prior year third quarter. The increase in operating income in the third quarter of fiscal year 2005 is primarily attributable to higher sales and gross profit.

Total other expense amounted to $27,000 in the third quarter of fiscal 2005 as compared with other expense of $37,000 in the third quarter of last year. Other expense in both third quarters relates primarily to interest expense, which decreased $10,000 due to a reduction in long-term debt.

The Company recorded a tax provision of $73,000 in the third quarter of fiscal 2005 as compared with a provision of $0 in the third quarter of fiscal 2004. The prior year third quarter was favorably impacted by the utilization of prior net operating losses.

The Company recorded net income of $125,000 in the third quarter of fiscal 2005 as compared with net income of $72,000 in the prior year third quarter.

Nine Months Ended January 31, 2005 as Compared with the Nine Months Ended January 31, 2004. The Company recorded sales of $9,652,000 during the first nine months of fiscal year 2005 as compared with $7,975,000 for the same period last year, a $1,677,000 (21%) increase. The increase was primarily attributable to additional integral quench work received from existing customers. The current level of sales growth in not necessarily indicative of future sales in that the Company operates with a backlog that is generally less than 10 days.

Cost of sales of $6,788,000 (70% of net sales) during the first nine months of fiscal year 2005 increased $1,050,000 (18%) from $5,738,000 (72% of net sales) for the same period a year earlier. The increase was primarily attributable to increased labor, factory supplies and utility costs. Gross profit increased to $2,864,000 as compared with $2,237,000 for the prior year nine months. The increase in gross profit was primarily attributable to higher sales without a corresponding increase in fixed expenses during the period ended January 31, 2005.

Selling, general and administrative (SG&A) expenses of $1,698,000 (18% of net sales) increased $89,000 from $1,609,000 (20% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations. SG&A expenses are relatively fixed and as such are not expected to change significantly in the near future.

The disposal loss on property and equipment of $305,000 increased $205,000 from the $100,000 recorded for the same period a year earlier. The increase was primarily the result of equipment which was replaced prior to its expected useful life.

The Company recorded operating income of $861,000 in the first nine months of fiscal 2005 as compared with operating income of $528,000 recorded in the prior year nine months. The increase in operating income in the first nine months of fiscal year 2005 is primarily attributable to higher sales and gross profit.

Total other expense amounted to $79,000 in the first nine months of fiscal 2005 as compared with other expense of $115,000 in the same period of last year. Other expense in both nine month periods relates primarily to interest expense, which decreased $36,000 due to a reduction in long-term debt.

The Company recorded a tax provision of $291,000 in the first nine months of fiscal 2005 as compared with a provision of $0 in the first nine months of fiscal 2004. The prior year first nine months was favorably impacted by the utilization of prior net operating losses.

The Company recorded net income of $491,000 in the first nine months of fiscal 2005 as compared with net income of $413,000 in the prior year nine months.

Liquidity and Capital Resources

At January 31, 2005, the Company had working capital of $575,000 compared with $175,000 of working capital at April 30, 2004. Cash and accounts receivables represented 74% (69% at April 30, 2004) and 17% (17% at April 30, 2004) of total current assets and total assets, respectively. During the first nine months of fiscal 2005, net cash flows from operating activities amounted to $1,737,000 compared to $1,472,000 in the first nine months of fiscal 2004. Working capital requirements for the first nine months of fiscal 2005 was funded primarily from available cash and cash generated from operations.

The Company added $913,000 to property, plant and equipment in the first nine months of fiscal 2005, which consisted primarily of a 7,200 sq. ft. building addition to the Rogers facility and one additional integral quench furnace for the Rogers facility. The Company believes anticipated cash flows from operations, issuance of long-term debt and its line of credit will be adequate to satisfy projected operating and capital expenditures through at least the next twelve months.

Critical Accounting Policies

The Company's estimates related to certain assets and liabilities are an integral part of the consolidated financial statements. These estimates are considered critical to the consolidated financial statements because they require subjective and complex judgements.

(a) Revenue Recognition - The Company's revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104, "Revenue Recognition" provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 104.

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

(c) Long-Lived Assets - Property and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment charges need to be recorded as of January 31, 2005.

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

Item 3. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness as of January 31, 2005, of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

The Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change as of January 31, 2005, in the Company's internal control over financial reporting pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the nine month period covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

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

Dated: March 14, 2005