Form 10QSB
period 2005-07-31
MILASTAR CORP
filed 2005-09-14
CIK 66544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2005	Commission File Number: 0-5105

MILASTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-2636669 (I.R.S. Employer Identification No.)

7317 West Lake Street, Minneapolis, MN 55426 (Address of principal executive offices)	(952) 929-4774 (Telephone number)

Not Applicable

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or

15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At September 9, 2005, 2,723,264 shares of common stock of the Registrant were issued and outstanding.

MILASTAR CORPORATION AND SUBSIDIARIES

PART I

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2005.

The condensed consolidated financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented.
MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2005 (Unaudited)	April 30, 2005 (Audited)
Current assets:
Cash	$ 465,000	$ 205,000
Accounts and other receivables, net	1,649,000	1,627,000
Inventory	91,000	191,000
Deferred income taxes	169,000	134,000
Prepaid supplies and other	250,000	266,000
Total current assets	2,624,000	2,423,000

Property, plant and equipment:
Land	420,000	420,000
Buildings and improvements	3,138,000	3,138,000
Deposits on Equipment	--	469,000
Equipment	9,005,000	8,916,000
	12,563,000	12,943,000
Less accumulated depreciation	(5,234,000)	(5,382,000)
	7,329,000	7,561,000

Total assets	$ 9,953,000	$ 9,984,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 630,000	$ 630,000
Accounts payable	376,000	416,000
Accrued payroll and benefits	473,000	444,000
Accrued income taxes	83,000	158,000
Accrued real estate taxes	77,000	101,000
Other accrued liabilities	170,000	163,000
Total current liabilities	1,809,000	1,912,000

Long-term debt, less current maturities	1,448,000	1,595,000
Deferred income taxes	494,000	494,000

Total liabilities	3,751,000	4,001,000

Stockholders' equity:
Common stock, $.05 par value; authorized 7,500,000 shares, issued and
outstanding 2,723,264 shares at July 31, 2005 and April 30, 2005	136,000	136,000
Additional paid-in capital	1,647,000	1,647,000
Retained earnings	4,419,000	4,200,000
Total stockholders' equity	6,202,000	5,983,000

Total liabilities and stockholders' equity	$ 9,953,000	$ 9,984,000

See accompanying notes to condensed consolidated financial statements

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended July 31,
(Unaudited)
	2005	2004

Net sales	$ 3,479,000	$ 3,158,000
Cost of sales	2,351,000	2,153,000

Gross profit	1,128,000	1,005,000
Selling, general and administrative expenses	627,000	579,000
Disposal loss on property and equipment	104,000	95,000

Operating income	397,000	331,000

Other expense:
Interest expense	(29,000)	(26,000)
Total other expense	(29,000)	(26,000)

Income before income taxes	368,000	305,000
Income tax expense	149,000	115,000

Net income	$ 219,000	$ 190,000

Net income per common share - basic	$ 0.08	$ 0.07
Weighted average shares outstanding - basic	2,723,264	2,723,264

Net income per common share - diluted	$ 0.07	$ 0.06
Weighted average shares outstanding - diluted	3,280,486	3,118,886

See accompanying notes to condensed consolidated financial statements

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended July 31,
(Unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 219,000	$ 190,000
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	252,000	244,000
Net loss on disposal of property and equipment	104,000	95,000
Deferred income taxes	(35,000)	115,000

Changes in operating assets and liabilities:
Accounts and other receivables	(22,000)	45,000
Inventory	100,000	7,000
Prepaid supplies and other	16,000	(50,000)
Accounts payable and accrued expenses	(103,000)	(137,000)
Net cash flows from operating activities	531,000	509,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(124,000)	(29,000)
Net cash flows from investing activities	(124,000)	(29,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(147,000)	(234,000)
Net cash flows from financing activities	(147,000)	(234,000)

NET INCREASE IN CASH	260,000	246,000
CASH, BEGINNING OF YEAR	205,000	10,000
CASH, END OF FIRST QUARTER	$ 465,000	$ 256,000

Supplemental disclosures of cash flow information:
Cash paid during the first quarter for:
Interest	$ 29,000	$ 26,000

Income taxes	$ 260,000	$ --

See accompanying notes to condensed consolidated financial statements

1 CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Milastar Corporation (the "Company") reflect the financial position and results of operations of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and balances.

The consolidated financial statements as of July 31, 2005 and for the three month periods ended July 31, 2005 and July 31, 2004, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended April 30, 2005, filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

2 SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation - In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Consistent with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", the Company did not have any pro forma compensation costs associated with the options outstanding for the three months ended July 31, 2005 or 2004. SFAS No. 123R - In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning May 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

3 NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the quarters ended July 31, 2005 and 2004:
	Three Months Ended July 31,
	2005	2004
Weighted shares outstanding - basic	2,723,264	2,723,264
Weighted shares assumed upon exercise of stock options	557,222	395,622
Weighted shares outstanding - diluted	3,280,486	3,118,886

Options excluded from the net income per share calculations because their exercise prices were greater than the average market price.	0	0

4 BANK CREDIT LINE

The Company has a revolving line of credit with its bank, which permits borrowings of up to $1,000,000 and bears interest at 0.25% below the bank's base rate which was 6.25% at July 31, 2005. The revolving line of credit expires August 31, 2006. At July 31, 2005 and April 30, 2005, borrowings under this agreement were $0.

5 INCOME TAXES

At July 31, 2005, the Company has state net operating losses of approximately $510,000 which, if not used, will begin to expire in 2010. Future changes in the ownership of the Company may place limitations on the use of these carryforwards. For the quarter ended July 31, 2005 and 2004, the Company recorded a provision for income taxes of $149,000 and $115,000, respectively.

6 SIGNIFICANT CUSTOMER

The Company's largest customer accounted for 23% and 15% of total sales for the quarter ended July 31, 2005 and 2004, respectively. The Company's largest customer accounted for 29% of total accounts receivable at both July 31, 2005 and April 30, 2005.

7 COMMITMENTS AND CONTINGENCIES

On June 23, 2005, two shareholders of the Company entered into an agreement with an officer of the Company to sell 1,706,347 shares of the Company's common stock to the officer for $4,507,000. This represents approximately 63% of the total outstanding common stock of the Company at July 31, 2005. It is anticipated that the transaction will close in the second or third quarter of fiscal 2006, however, the potential transaction is subject to certain conditions to close and therefore no assurance can be provided that the transaction will be consummated. As disclosed in the Company's 10-KSB for the year ended April 30, 2005, there are employment agreements which require severance payments. If the transaction noted above occurs, one of the agreements contains a change in control provision which could trigger the payment of severance of up to $300,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended July 31, 2005 as Compared with the Three Months Ended July 31, 2004. The Company recorded sales of $3,479,000 during the first quarter of fiscal year 2006 as compared with $3,158,000 for the same period last year, a $321,000 (10%) increase. The increase was primarily attributable to additional integral quench work received from existing customers.

Cost of sales of $2,351,000 (68% of net sales) during the first quarter of fiscal year 2006 increased $198,000 (9%) from $2,153,000 (68% of net sales) for the same period a year earlier. The increase was primarily attributable to increased labor, outside maintenance services and utility costs. Gross margin increased to $1,128,000 as compared with $1,005,000 for the prior year first quarter. The increase in gross margin dollars was primarily attributable to higher sales without a corresponding increase in fixed expenses during the period ended July 31, 2005.

Selling, general and administrative (SG&A) expenses of $627,000 (18% of net sales) increased $48,000 from $579,000 (18% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations. SG&A expenses are relatively fixed and as such are not expected to change significantly in the near future.

The Company recorded operating income of $397,000 in the first quarter of fiscal 2006 as compared with operating income of $331,000 recorded in the prior year first quarter. The increase in operating income in the first quarter of fiscal year 2006 is primarily attributable to higher sales and gross profit.

Total other expense amounted to $29,000 in the first quarter of fiscal 2006 as compared with other expense of $26,000 in the first quarter of last year. Other expense in both first quarters relates primarily to interest expense, which increased $3,000 due to a rise in interest rates.

The Company recorded a tax provision of $149,000 in the first quarter of fiscal 2006 as compared with a provision of $115,000 in the first quarter of fiscal 2005. The Company recorded net income of $219,000 in the first quarter of fiscal 2006 as compared with net income of $190,000 in the prior year first quarter.

Liquidity and Capital Resources

At July 31, 2005, the Company had working capital of $815,000 compared with $511,000 of working capital at April 30, 2005. Cash and accounts receivables represented 81% (76% at April 30, 2005) and 21% (18% at April 30, 2005) of total current assets and total assets, respectively. During the first quarter of fiscal 2006, net cash flows from operating activities amounted to $531,000 compared to $509,000 in the first quarter of fiscal 2005. Working capital requirements for the first quarter of fiscal 2006 was funded primarily from available cash and cash generated from operations.

Capital expenditures for fiscal 2006 are expected to be between $0.5 and $1.0 million, which will consist primarily of equipment for the Rogers facility. The Company believes anticipated cash flows from operations, issuance of long-term debt and its line of credit will be adequate to satisfy projected operating and capital expenditures through at least the next twelve months.

Critical Accounting Policies

The Company's estimates related to certain assets and liabilities are an integral part of the consolidated financial statements. These estimates are considered critical to the consolidated financial statements because they require subjective and complex judgements.

(a) Revenue Recognition - The Company's revenues are recognized when products are shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101 as amended by SAB 104, "Revenue Recognition" provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 104.

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

(c) Long-Lived Assets - Property and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment changes need to be recorded as of July 31, 2005.

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

Item 3. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness as of July 31, 2005, of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

The Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change as of July 31, 2005, in the Company's internal control over financial reporting pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

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

Dated: September 13, 2005