Form 10QSB
period 2005-10-31
MILASTAR CORP
filed 2005-12-14
CIK 66544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2005	Commission File Number: 0-5105

MILASTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-2636669 (I.R.S. Employer Identification No.)

7317 West Lake Street, Minneapolis, MN 55426 (Address of principal executive offices)	(952) 929-4774 (Telephone number)

Not Applicable

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

At December 10, 2005, 2,723,264 shares of common stock of the Registrant were issued and outstanding.

MILASTAR CORPORATION AND SUBSIDIARIES

PART I

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three and six months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2005.

The condensed consolidated financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented.
MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	October 31,	April 30,
	2005	2005
	(Unaudited)	(Audited)
Current assets:
Cash	$ 1,469,000	$ 205,000
Accounts and other receivables, net	1,685,000	1,627,000
Inventory	147,000	191,000
Deferred income taxes	130,000	134,000
Prepaid supplies and other	222,000	266,000
Total current assets	3,653,000	2,423,000

Property, plant and equipment:
Land	420,000	420,000
Buildings and improvements	3,127,000	3,138,000
Deposits on Equipment	--	469,000
Equipment	8,857,000	8,916,000
	12,404,000	12,943,000
Less accumulated depreciation	(5,426,000)	(5,382,000)
	6,978,000	7,561,000

Total assets	$ 10,631,000	$ 9,984,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 630,000	$ 630,000
Accounts payable	706,000	416,000
Accrued payroll and benefits	727,000	444,000
Accrued income taxes	246,000	158,000
Accrued real estate taxes	53,000	101,000
Other accrued liabilities	93,000	163,000
Total current liabilities	2,455,000	1,912,000

Long-term debt, less current maturities	1,296,000	1,595,000
Deferred income taxes	450,000	494,000

Total liabilities	4,201,000	4,001,000

Stockholders' equity:
Common stock, $.05 par value; authorized 7,500,000 shares, issued and
outstanding 2,723,264 shares at October 31, 2005 and April 30, 2005	136,000	136,000
Additional paid-in capital	1,647,000	1,647,000
Retained earnings	4,647,000	4,200,000
Total stockholders' equity	6,430,000	5,983,000

Total liabilities and stockholders' equity	$ 10,631,000	$ 9,984,000

See accompanying notes to condensed consolidated financial statements

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
__________________________________	Three Months Ended	Six Months Ended
	October 31,	October 31,
	2005	2004	2005	2004

Net sales	$ 3,538,000	$ 3,318,000	$ 7,017,000	$ 6,476,000
Cost of sales	2,328,000	2,341,000	4,679,000	4,494,000

Gross profit	1,210,000	977,000	2,338,000	1,982,000
Selling, general and administrative expenses	671,000	562,000	1,298,000	1,141,000
Disposal loss on property and equipment	57,000	110,000	161,000	205,000
Loss on impairment of property and equipment	70,000	--	70,000	--

Operating income	412,000	305,000	809,000	636,000

Other expense:
Interest expense	(29,000)	(26,000)	(58,000)	(52,000)
Total other expense	(29,000)	(26,000)	(58,000)	(52,000)

Income before income taxes	383,000	279,000	751,000	584,000
Income tax expense	155,000	103,000	304,000	218,000

Net income	$ 228,000	$ 176,000	$ 447,000	$ 366,000

Net income per common share - basic	$ 0.08	$ 0.06	$ 0.16	$ 0.13
Weighted average shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264

Net income per common share - diluted	$ 0.07	$ 0.06	$ 0.13	$ 0.12
Weighted average shares outstanding - diluted	3,370,873	3,133,630	3,325,680	3,126,258

See accompanying notes to condensed consolidated financial statements
MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended October 31,
(Unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 447,000	$ 366,000
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	504,000	488,000
Loss on disposal of property and equipment	161,000	205,000
Impairment of property and equipment	70,000	--
Deferred income taxes	(40,000)	218,000

Changes in operating assets and liabilities:
Accounts and other receivables	(58,000)	38,000
Inventory	44,000	(15,000)
Prepaid supplies and other	44,000	49,000
Accounts payable and accrued expenses	543,000	(159,000)
Net cash flows from operating activities	1,715,000	1,190,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(152,000)	(682,000)
Net cash flows from investing activities	(152,000)	(682,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(299,000)	(441,000)
Net cash flows from financing activities	(299,000)	(441,000)

NET INCREASE IN CASH	1,264,000	67,000
CASH, BEGINNING OF YEAR	205,000	10,000
CASH, END OF SECOND QUARTER	$ 1,469,000	$ 77,000

Supplemental disclosures of cash flow information:
Cash paid during the first six months for:
Interest	$ 58,000	$ 52,000

Income taxes	$ 260,000	$ --

See accompanying notes to condensed consolidated financial statements

1 CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Milastar Corporation (the "Company") reflect the financial position and results of operations of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and balances.

The consolidated financial statements as of October 31, 2005 and for the three and six month periods ended October 31, 2005 and October 31, 2004, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2005. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

2 RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation - In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Consistent with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", the Company did not have any pro forma compensation costs associated with the options outstanding for the three or six months ended October 31, 2005 or 2004. SFAS No. 123R - In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning May 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

3 PROPERTY AND EQUIPMENT

The Company recorded a disposal loss on property and equipment of $57,000, which was the result of equipment which was replaced prior to its expected useful life. The Company recorded a loss on impairment of property and equipment of $70,000, which was the result of equipment which was not capable of processing work for a specific customer and other unexpected changes.

4 NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and six month periods ended October 31, 2005 and 2004:
________________________________________	Three Months Ended	Six Months Ended
	October 31,	October 31,
	2005	2004	2005	2004
Weighted shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264
Weighted shares assumed upon exercise of stock options	647,609	410,366	602,416	402,994
Weighted shares outstanding - diluted	3,370,873	3,133,630	3,325,680	3,126,258

Options excluded from the net income per share
calculations because their exercise prices were
greater than the average market price.	0	0	0	0

5 BANK CREDIT LINE

The Company has a revolving line of credit with its bank, which permits borrowings of up to $1,000,000 and bears interest at 0.25% below the bank's base rate which was 6.75% at October 31, 2005. The revolving line of credit expires August 31, 2006. At October 31, 2005 and April 30, 2005, borrowings under this agreement were $0.

6 INCOME TAXES

For the three and six month periods ended October 31, 2005, the Company recorded a provision for income taxes of $155,000 (40.5%) and $304,000 (40.5%), respectively. This compares to the three and six month periods ended October 31, 2004, where the Company recorded a provision for income taxes of $103,000 (37%) and $218,000 (37%), respectively.

7 SIGNIFICANT CUSTOMER

The Company's largest customer accounted for 22% (18% for the prior year period) and 23% (17% for the prior year period) of total sales for the three and six month periods ended October 31, 2005, respectively. The Company's largest customer accounted for 27% and 29% of total accounts receivable at October 31, 2005 and April 30, 2005, respectively.

8 COMMITMENTS AND CONTINGENCIES

On June 23, 2005, two shareholders of the Company entered into an agreement with an officer of the Company to sell 1,706,347 shares of the Company's common stock to the officer for $4,507,000. This represents approximately 63% of the total outstanding common stock of the Company at October 31, 2005. It is anticipated that the transaction will close in the third quarter of fiscal 2006, however, the potential transaction is subject to certain conditions to close and therefore no assurance can be provided that the transaction will be consummated. As disclosed in the Company's 10-KSB for the year ended April 30, 2005, there are employment agreements which require severance payments. If the transaction noted above occurs, one of the agreements contains a change in control provision which could trigger the accrual and payment of severance of up to $300,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended October 31, 2005 as Compared with the Three Months Ended October 31, 2004. The Company recorded sales of $3,538,000 during the second quarter of fiscal year 2006 as compared with $3,318,000 for the same period last year, a $220,000 (7%) increase. The increase was primarily attributable to additional work performed for existing customers at our Rogers facility. The current level of sales growth in not necessarily indicative of future sales in that the Company operates with a backlog that is generally less than 10 days.

Cost of sales of $2,328,000 (66% of net sales) during the second quarter of fiscal year 2006 decreased $13,000 (1%) from $2,341,000 (71% of net sales) for the same period a year earlier. The decrease was primarily attributable to immaterial fluctuations. Gross profit increased to $1,210,000 as compared with $977,000 for the prior year second quarter. The increase in gross profit was primarily attributable to higher sales without a corresponding increase in fixed expenses during the period ended October 31, 2005.

Selling, general and administrative (SG&A) expenses of $671,000 (19% of net sales) increased $109,000 (19%) from $562,000 (17% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to an increase in incentive compensation. SG&A expenses, except for incentive compensation, are relatively fixed and as such are not expected to change significantly in the near future.

The disposal loss on property and equipment of $57,000 decreased $53,000 from the $110,000 recorded for the prior year second quarter. The loss was the result of equipment which was replaced prior to its expected useful life. The loss on impairment of property and equipment of $70,000 increased $70,000 from the $0 recorded for the prior year second quarter. The impairment loss was the result of equipment which was not capable of processing work for a specific customer and other unexpected changes.

The Company recorded operating income of $412,000 in the second quarter of fiscal 2006 as compared with operating income of $305,000 recorded in the prior year second quarter. The increase in operating income in the second quarter of fiscal year 2006 is primarily attributable to higher sales and gross profit.

Total other expense amounted to $29,000 in the second quarter of fiscal 2006 as compared with other expense of $26,000 in the second quarter of last year. Other expense in both first quarters relates primarily to interest expense, which increased $3,000 due to a rise in interest rates.

The Company recorded a tax provision of $155,000 in the second quarter of fiscal 2006 as compared with a provision of $103,000 in the second quarter of fiscal 2005. The Company recorded net income of $228,000 in the second quarter of fiscal 2006 as compared with net income of $176,000 in the prior year second quarter.

Six Months Ended October 31, 2005 as Compared with the Six Months Ended October 31, 2004. The Company recorded sales of $7,017,000 during the first six months of fiscal year 2006 as compared with $6,476,000 for the same period last year, a $541,000 (8%) increase. The increase was primarily attributable to additional work performed for existing customers at our Rogers facility. The current level of sales growth in not necessarily indicative of future sales in that the Company operates with a backlog that is generally less than 10 days.

Cost of sales of $4,679,000 (67% of net sales) during the first six months of fiscal year 2006 increased $185,000 (4%) from $4,494,000 (69% of net sales) for the same period a year earlier. The increase was primarily attributable to increased energy costs. Gross profit increased to $2,388,000 as compared with $1,982,000 for the prior year six months. The increase in gross profit was primarily attributable to higher sales without a corresponding increase in fixed expenses during the period ended October 31, 2005.

Selling, general and administrative (SG&A) expenses of $1,298,000 (18% of net sales) increased $157,000 from $1,141,000 (18% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to an increase in incentive compensation. SG&A expenses, except for incentive compensation, are relatively fixed and as such are not expected to change significantly in the near future.

The disposal loss on property and equipment of $161,000 decreased $44,000 from the $205,000 recorded for the same period a year earlier. The loss was the result of equipment which was replaced prior to its expected useful life. The loss on impairment of property and equipment of $70,000 increased $70,000 from the $0 recorded for the prior year second quarter. The impairment loss was the result of equipment which was not capable of processing work for a specific customer and other unexpected changes.

The Company recorded operating income of $809,000 in the first six months of fiscal 2006 as compared with operating income of $636,000 recorded in the prior year six months. The increase in operating income in the first six months of fiscal year 2006 is primarily attributable to higher sales and gross profit.

Total other expense amounted to $58,000 in the first six months of fiscal 2006 as compared with other expense of $52,000 in the same period of last year. Other expense in both first quarters relates primarily to interest expense, which increased $6,000 due to a rise in interest rates.

The Company recorded a tax provision of $304,000 in the first six months of fiscal 2006 as compared with a provision of $218,000 in the first six months of fiscal 2005. The Company recorded net income of $447,000 in the first six months of fiscal 2006 as compared with net income of $366,000 in the prior year six months.

Liquidity and Capital Resources

At October 31, 2005, the Company had working capital of $1,198,000 compared with $511,000 of working capital at April 30, 2005. Cash and accounts receivables represented 86% (76% at April 30, 2005) and 30% (18% at April 30, 2005) of total current assets and total assets, respectively. During the first six months of fiscal 2006, net cash flows from operating activities amounted to $1,715,000 compared to $1,190,000 in the first six months of fiscal 2005. Working capital requirements for the first six months of fiscal 2006 were funded primarily from available cash and cash generated from operations.

Capital expenditures for fiscal 2006 are expected to be between $300,000 and $600,000, which will consist primarily of equipment for the Rogers facility. The Company believes that available cash and anticipated cash flows from operations will be adequate to satisfy projected operating and capital expenditures through at least the next twelve months.

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

(c) Long-Lived Assets - Property and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded an impairment charge of $70,000 for the six month period ended October 31, 2005.

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

Item 3. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness as of October 31, 2005, of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

The Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change as of October 31, 2005, in the Company's internal control over financial reporting pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

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

Dated: December 13, 2005