Form 10KSB
period 2006-04-30
MILASTAR CORP
filed 2006-07-31
CIK 66544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006	Commission File Number: 0-5105

MILASTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-2636669 (I.R.S. Employer Identification No.)

7317 West Lake Street, Minneapolis, MN 55426 (Address of principal executive offices)	(952) 929-4774 (Telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.05 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such a shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

The Company's revenues from operations for the fiscal year ended April 30, 2006 totaled $14,016,000.

The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant on July 14, 2006 was $6,127,000 based upon the bid price of the Class A common stock as quoted on OTC Electronic Bulletin Board. On that date there were 2,723,264 shares of Class A Common Stock issued and outstanding. Transitional Small Business Issue Format (Check one). Yes No X

Documents Incorporated by Reference

Parts I, II and III incorporate by reference certain information to be included in Registrant's definitive Information Statement relating to action taken by written consent of the Board of Directors and Majority Stockholders, which Registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14C in August 2006.

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

Flame Metals' customer list includes more than 800 firms generally classified as manufacturers. The customer furnishes all direct materials and components processed for their account. These parts are then heat treated, primarily to achieve a certain hardness or surface finish, in preparation of the metal parts for their designated use. The Company had sales to one customer which accounted for 23 percent of total sales in fiscal 2006.

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

The Company currently owns two plants located in the Minneapolis-St. Paul, Minnesota area. These include a 35,000 sq. ft. facility in St. Louis Park, MN and a 55,000 sq. ft. facility in Rogers, MN.

Milastar reported income before taxes of $1,223,000 and $1,050,000 in fiscal 2006 and 2005, respectively. Net income amounted to $728,000 and $626,000 in fiscal 2006 and 2005, respectively. Results of operations are discussed more fully in "Management's Discussion and Analysis" beginning on page 6.

The Company's interest expense was $118,000 in fiscal year 2006, an increase of $11,000 from the $107,000 in expense recorded in fiscal year 2005. Current assets as a percent of total assets amounted to 41% and 24% at April 30, 2006 and 2005, respectively. The bid price per share, as quoted on the OTC Electronic Bulletin Board, was $2.65 as of April 30, 2006.

On May 31, 2006, the Company filed forms 8-K, 13e-3 and Preliminary 14C with the Securities and Exchange Commission (SEC), as amended on July 24, 2006, stating the Company's intent to execute a 250 to 1 reverse/forward stock split and the subsequent deregistration from pubicly trading the Company's stock. As disclosed in the filings, the completion of the reverse/forward stock split will require the Company to spend approximately $745,000, which includes legal, financial, accounting and other fees and costs related to the transaction. The SEC is in the process of reviewing the Company's amended filings. There is no assurance that the deregistration of the Company's common stock will be approved or occur.

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

Employee Relations

The Company currently operates two separate plant locations and employs a total of approximately 80 non-union employees; 40 in St. Louis Park, MN, and 40 in Rogers, MN. The Company believes the prevailing wage rates, fringe benefits and working conditions afforded its employees compare favorably with those received by employees employed by regional businesses competitive with the Company. The Company believes its employee relations are satisfactory; therefore the Company does not anticipate any labor disruption during the forthcoming fiscal 2007.

Item 2. Properties

The Company believes that its property and equipment are well maintained, in good working condition, and are adequately insured. The Company currently maintains its executive offices at 7317 West Lake Street, Minneapolis, Minnesota and owns the two industrial properties as listed below:
ACTIVITY	LOCATION	SIZE (SQ. FT.)	STATUS
Flame Metals - Plant 1	St. Louis Park, MN	35,000	Owned
Flame Metals - Plant 2	Rogers, MN	55,000	Owned

The Rogers, MN facility is used as collateral for one bank note (see Note 2 to the consolidated financial statements). The Company believes that our current facilities are adequate for the current level of our operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during its fiscal year ended April 30, 2006.

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
	Fiscal	2006	Fiscal	2005
	High	Low	High	Low
First Quarter	$ 1.95	$ 1.50	$ 1.35	$ 1.05
Second Quarter	$ 2.50	$ 1.81	$ 1.46	$ 1.06
Third Quarter	$ 2.60	$ 2.16	$ 1.67	$ 1.30
Fourth Quarter	$ 2.90	$ 2.30	$ 1.60	$ 1.55

On July 7, 2006 there were approximately 3,000 holders of record and 3,800 beneficial holders of the Company's Common Stock. The Company has not paid any cash dividends in respect of its Class A Common Stock, and it is not presently anticipating paying any cash dividends, thereon, in the near term.

Other Information Regarding Equity Compensation Plans

The following table sets forth information regarding the Company's equity compensation plans in effect as of April 30, 2006. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:	443,333	$ 0.49	456,667
Equity compensation plans not approved by stockholders:	--	--	--
Total	443,333	$ 0.49	456,667

Item 6. Management's Discussion and Analysis or Plan of Operation
(In thousands except per share data)	2006	2005	2004	2003	2002
Net sales	$ 14,016	$ 13,032	$ 11,195	$ 9,338	$ 8,215
Net income (loss)	728	626	471	206	(194)
Net income (loss) per common share - basic	.27	.23	.17	.08	(.07)
Net income (loss) per common share - diluted	.23	.20	.16	.07	(.07)

Financial Position:
Total assets	11,015	9,984	9,946	9,736	9,702
Current liabilities	2,800	1,912	2,255	1,969	1,660
Long-term debt less current maturities	1,050	1,595	1,949	2,881	3,362
Deferred income tax liability	454	494	385	--	--
Stockholders' equity	$ 6,711	$ 5,983	$ 5,357	$ 4,886	$ 4,680

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

(a) Revenue Recognition - The Company's revenues are recognized when the metallurgical services have been completed and the product has been shipped to unaffiliated customers. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 104.

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

(c) Long-Lived Assets - Property and equipment, are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded a loss on impairment of property and equipment of $70,000 for the year ended April 30, 2006, which was the result of equipment not capable of processing work for a specific customer and other unexpected changes. Management believes that there are no other assets impaired as of April 30, 2006 that would have a material effect on the Company's consolidated financial statements.

Overview

The Company's operating results for the fiscal year ended April 30, 2006 showed an 8% increase in sales and a 13% increase in operating income. The sales increase was primarily attributable to additional integral quench work received from existing customers and an energy surcharge which was implemented as a result of increased natural gas costs. The Company has one customer which accounted for 23% of total sales in fiscal 2006 which is up from 19% of total sales for the previous year.

Milastar's primary revenues flow from metallurgical services provided by Flame Metals Processing Corporation The Company continues to strive to increase equipment utilization, expand capacity and absorb fixed overhead costs.

Results of Operations

Fiscal 2006 Compared to Fiscal 2005. Net sales for fiscal 2006 totaled $14,016,000, an 8% increase from $13,032,000 in fiscal 2005. The sales increase was primarily attributable to additional integral quench work received from existing customers and an energy surcharge which was implemented as a result of increased natural gas costs.

Cost of sales of $9,270,000 (66% of sales) in fiscal 2006 decreased $26,000 from $9,244,000 (71% of sales) in the previous fiscal year. The slight increase in total dollars was primarily attributable to increased utility costs being offset by reduced labor and factory supplies.

Gross profit increased by $958,000, from $3,788,000 in fiscal 2005 to $4,746,000 in fiscal 2006. The increase in gross profit was primarily attributable to higher sales without a corresponding increase in fixed expenses. Since a significant portion of our cost of sales are fixed expenses, the gross profit in the future is highly dependent on sales. Therefore, our future gross profit will trend up as sales increase or down as sales decrease over the sales recorded in fiscal 2006.

Selling, general and administrative (SG&A) expenses of $2,717,000 (19% of sales) in fiscal 2006 increased $478,000 from $2,239,000 (17% of sales) for the same period a year earlier. The increase in SG&A expenses is primarily due to a severance payment and an accrual for severance resulting from a change in control of the Company totaling $555,000 being partially offset by a reduction in incentive compensation. SG&A expenses, except for incentive compensation and severance, are relatively fixed and as such are expected to be about 17-18% of sales going forward.

The Company recorded a payment for the surrender of Director options in the amount of $497,000 in fiscal 2006, this compared to $0 recorded in the prior year. See Note 5 to the consolidated financial statements.

The loss on disposal of property and equipment of $150,000 (1% of sales) in fiscal 2006 decreased $242,000 from $392,000 (3% of sales) in the previous fiscal year. The loss for both years was primarily the result of building improvements and equipment which were replaced prior to their expected useful life. The Company recorded a loss on impairment of property and equipment of $70,000 for the year ended April 30, 2006, which was the result of equipment not capable of processing work for a specific customer and other unexpected changes.

Total interest expense amounted to $118,000 in fiscal 2006, compared with interest expense of $107,000 reported in fiscal 2005, which increased $11,000 due to an increase in interest rates.

The provision for income taxes for fiscal 2006 was $495,000 (40%) compared to income taxes of $424,000 (40%) in fiscal 2005. The provision for income taxes in future years, assuming the Company has taxable income, should approximate 40% of income before taxes.

The Company recorded net income of $728,000 in fiscal 2006 as compared with net income of $626,000 in fiscal 2005.

Liquidity and Capital Resources

At April 30, 2006, the Company had working capital of $1,668,000 compared with $511,000 of working capital as of April 30, 2005, and the ratio of current assets to current liabilities was approximately 1.6 to 1.0 and 1.3 to 1.0 at April 30, 2006 and 2005, respectively. The increase in working capital was due primarily to an increase in cash which increased due to a reduction in purchases of property, plant and equipment. Cash, cash equivalents and accounts receivable represented 86% (76% at April 30, 2005) and 35% (18% at April 30, 2005) of total current assets and total assets, at April 30, 2006, respectively.

During fiscal 2006 cash provided by operating activities amounted to $2,453,000 compared with cash provided of $2,321,000 in fiscal 2005. The Company added $165,000 to property, plant and equipment in fiscal 2006 compared with $1,389,000 in the previous year. Working capital requirements for fiscal 2006 were funded primarily from available cash and cash generated from operations.

Capital expenditures for fiscal 2007 are expected to be between $0.6 and $1.0 million. The Company believes it has sufficient capital resources to meet its fiscal 2007 operations and equipment acquisitions cash flow requirements.

The following table shows the effect that the Company's contractual obligations (including interest) are expected to have on our liquidity position and cash flows in the future periods:
	Total	2007	2008	2009	Thereafter
Debt	$ 1,899,000	$ 765,000	$ 667,000	$ 467,000	$ --
Operating Leases	35,000	18,000	15,000	2,000
Total contractual cash obligations	$ 1,934,000	$ 783,000	$ 682,000	$ 469,000	$ --

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

Energy prices - The cost of natural gas and electricity accounted for 20% and 16% of Cost of Sales for the years ended April 30, 2006 and 2005, respectively. Increases in energy and in particular, natural gas, could have a material adverse effect on our business operations.

Product liability exposure - The Company performs a service on metal products, for which a failure may involve product liability risk. We carry general casualty insurance, including coverage for product liability claims up to $1 million. We also carry liability umbrella coverage of an additional $5 million. However, there can be no assurance that this coverage will be adequate for any claims that may be raised. We have not had any significant product liability claims in the past and we are not aware of any pending product liability claims against us. However, a successful product liability suit could have a material adverse effect on our business operations.

Effects of Inflation

During fiscal 2006 and 2005 the Company's monetary liabilities materially exceeded its monetary assets resulting in a net negative monetary position. In periods in which the general price-level index is rising (inflation), it is advantageous to maintain a net negative monetary position. During periods of significant price inflation, the Company's purchasing power could be eroded if the value of the Company's underlying tangible assets fail to appreciate in value. Under such a scenario, the Company may be positioned to raise prices to offset the inflation effect and in addition take advantage of revaluation of underlying tangible assets to bolster borrowing capacity. There is no clear correlation between the effects of inflation and the Company's earning capacity.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors
Milastar Corporation and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Milastar Corporation and Subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Milastar Corporation and Subsidiaries as of April 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.
/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
June 9, 2006
Milastar Corporation and Consolidated Subsidiaries
Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS
April 30, 2006 and 2005
ASSETS
	2006	2005
Current assets:
Cash and cash equivalents	$ 1,979,000	$ 205,000
Accounts and other receivables, net	1,845,000	1,627,000
Inventory	164,000	191,000
Deferred income taxes	239,000	134,000
Prepaid fixtures and other	241,000	266,000
Total current assets	4,468,000	2,423,000

Property, plant and equipment:
Land	420,000	420,000
Buildings and improvements	3,127,000	3,138,000
Deposits on Equipment	--	469,000
Equipment	8,777,000	8,916,000
	12,324,000	12,943,000
Less accumulated depreciation	(5,777,000)	(5,382,000)
	6,547,000	7,561,000

Total assets	$ 11,015,000	$ 9,984,000

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED BALANCE SHEETS
April 30, 2006 and 2005
LIABILITIES AND STOCKHOLDERS' EQUITY
	2006	2005
Current liabilities:
Current maturities of long-term debt	$ 650,000	$ 630,000
Accounts payable	358,000	416,000
Accrued payroll and benefits	1,146,000	444,000
Accrued income taxes	446,000	158,000
Accrued real estate taxes	105,000	101,000
Other accrued liabilities	95,000	163,000

Total current liabilities	2,800,000	1,912,000

Long-term debt, less current maturities	1,050,000	1,595,000
Deferred income taxes	454,000	494,000

Total liabilities	4,304,000	4,001,000

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, Class A, $.05 par value. Authorized 7,500,000 shares,
issued and outstanding 2,723,264 shares at April 30, 2006 and 2005	136,000	136,000
Additional paid-in capital	1,647,000	1,647,000
Retained earnings	4,928,000	4,200,000

Total stockholders' equity	6,711,000	5,983,000

Total liabilities and stockholders' equity	$ 11,015,000	$ 9,984,000

The accompanying notes are an integral part of these consolidated financial statements.
Milastar Corporation and Consolidated Subsidiaries
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended April 30,
	2006	2005

Net sales	$ 14,016,000	$ 13,032,000
Cost of sales	9,270,000	9,244,000

Gross profit	4,746,000	3,788,000
Selling, general and administrative expenses	2,717,000	2,239,000
Payment for surrender of Director options	497,000	--
Disposal loss on property and equipment	150,000	392,000
Loss on impairment of property and equipment	70,000	--

Operating income	1,312,000	1,157,000

Other income (expense)
Interest income	29,000	--
Interest expense	(118,000)	(107,000)
Total other expense	(89,000)	(107,000)

Income before income taxes	1,223,000	1,050,000
Income tax expense	495,000	424,000

Net income	$ 728,000	$ 626,000

Net income per Class A common share - basic	$ 0.27	$ 0.23
Weighted average shares outstanding - basic	2,723,264	2,723,264

Net income per Class A common share - diluted	$ 0.23	$ 0.20
Weighted average shares outstanding - diluted	3,205,699	3,196,094

The accompanying notes are an integral part of these consolidated financial statements.
Milastar Corporation and Consolidated Subsidiaries
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 728,000	$ 626,000
Adjustments to reconcile net income to
net cash flows from operating activities:
Depreciation and amortization	948,000	984,000
Deferred income taxes	(145,000)	280,000
Change in allowance for doubtful accounts	9,000	--
Loss on disposal of property and equipment	150,000	392,000
Impairment of property and equipment	70,000	--
Changes in operating assets and liabilities
Accounts and other receivables	(227,000)	39,000
Inventory	27,000	(46,000)
Prepaid supplies and other	25,000	45,000
Accounts payable and accrued expenses	868,000	1,000
Net cash flows from operating activities	2,453,000	2,321,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(165,000)	(920,000)
Deposits made for equipment	--	(469,000)
Proceeds from disposal of property, plant and equipment	11,000	8,000
Net cash flows from investing activities	(154,000)	(1,381,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(2,325,000)	(745,000)
Proceeds from long-term debt	1,800,000	--
Net cash flows from financing activities	(525,000)	(745,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,774,000	195,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	205,000	10,000
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,979,000	$ 205,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$ 117,000	$ 107,000
Income taxes	$ 352,000	$ (2,000)

Non-cash investing and financing activities:
Capital lease obligation in connection with
property, plant and equipment	$ --	$ 47,000
Issuance of note receivable in connection with disposal of
property, plant and equipment	$ --	$ 7,000

The accompanying notes are an integral part of these consolidated financial statements.

Milastar Corporation and Consolidated Subsidiaries
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Fiscal Years Ended April 30, 2006 and 2005

	Common	Common	Additional		Total
	Stock	Stock	paid in	Retained	Stockholders'
	Shares	Amount	capital	earnings	Equity
Balances, April 30, 2004 .. . .	2,723,264	$ 136,000	$1,647,000	$ 3,574,000	$ 5,357,000
Net Income for 2005. . . . . .. .	--	--	--	626,000	626,000
Balances, April 30, 2005 .. . .	2,723,264	136,000	1,647,000	4,200,000	5,983,000
Net Income for 2006 . . . . .. .	--	--	--	728,000	728,000
Balances, April 30, 2006 .. . .	2,723,264	$ 136,000	$ 1,647,000	$ 4,928,000	$ 6,711,000

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
April 30, 2006 and 2005

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

Cash and cash equivalents -- The Company considers its investments in all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

Credit risk and allowance for doubtful accounts -- The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices for services are due net 30 days. Accounts receivable over 60 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. Accounts receivable are shown net of an allowance for doubtful accounts of $84,000 and $75,000 at April 30, 2006 and 2005, respectively.

Inventory -- Inventory is valued at the lower of cost or market utilizing costing methods using the First-In-First-Out (FIFO) method. The majority of inventory consists of supplies which are expensed as used and include salt, nitrogen, quench oil and other chemicals used in the heat treating process.

Prepaid fixtures -- Prepaid fixtures are amortized over their expected life and include baskets, trays, racking and other fixturing material used in the heat treating process.

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

Depreciation expense was $948,000 and $984,000 for the years ended April 30, 2006 and 2005, respectively.

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

Shipping and handling costs -- In accordance with the Emerging Issues Task Force (EITF) issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company is including shipping and handling revenues in net sales and shipping and handling costs in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses for the years ended April 30, 2006 and 2005 was $28,000 and $29,000, respectively.

Fair value of financial instruments -- The Company's financial instruments are recorded on its balance sheet. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

Impairment of long-lived assets and long-lived assets to be disposed of -- Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recorded a loss on impairment of property and equipment of $70,000 for the year ended April 30, 2006, which was the result of equipment not capable of processing work for a specific customer and other unexpected changes. Management believes that there are no other assets impaired as of April 30, 2006 that would have a material effect on the Company's consolidated financial statements.

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

The Company has adopted the disclosure-only provisions of Statement of Financial Standards (SFAS) No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company's income per share would not have changed for fiscal 2006 and would have been reduced to the pro forma amounts indicated below for fiscal 2006 and 2005:
	2006	2005
Net income - as reported	$ 728,000	$ 626,000
Net income - pro forma	$ 728,000	$ 616,000
Net income per share - basic - as reported	$ 0.27	$ 0.23
Net income per share - basic - pro forma	$ 0.27	$ 0.23
Net income per share - diluted - as reported	$ 0.23	$ 0.20
Net income per share - diluted - pro forma	$ 0.23	$ 0.19
Stock based compensation - as reported	$ --	$ --
Stock based compensation - pro forma	$ --	$ 10,000

The pro forma amounts may not be representative of the effects on reported net income for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model. There were no options granted in fiscal 2006 or 2005.

Net income per share -- Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS includes the effect of all dilutive potential common shares (primarily related to stock options), unless the effect is anti-dilutive. For the years ended April 30, 2006 and 2005, 482,435 and 472,830 shares of common stock equivalents (based on the treasury stock method) were included in the computation of diluted net income per Class A common share, respectively.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the years ended April 30, 2006 and 2005:
	2006	2005
Weighted shares outstanding - basic	2,723,264	2,723,264
Weighted shares assumed upon exercise of stock options	482,435	472,830
Weighted shares outstanding - diluted	3,205,699	3,196,094

Options excluded from the net income per share calculations because the effect on net income per share would not have been dilutive.	0	0

New Accounting Pronouncements -- In December 2004, FASB issued SFAS No. 123 (revised 2004) (123R), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning May 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The Company does not expect the adoption of SFAS No. 123R to have a material effect on its consolidated financial statements since all options were 100% vested at April 30, 2006.

Revenue Recognition -- The Company recognizes revenue in accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 104 (SAB 104) "Revenue Recognition", which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue when the metallurgical services have been completed and the product has been shipped to unaffiliated customers which is in accordance with SAB 104.

Reclassifications -- Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation. These reclassifications had no effect on net income or stockholders' equity.

2 LONG-TERM DEBT

Long-term debt consisted of the following at April 30:
	2006	2005
Amount due under loan agreement with Excel Bank Minnesota, payable in monthly principal installments of $50,000 plus interest at 2.5% above the LIBOR, adjusted monthly, (7.3% at April 30, 2006) through January, 2009. Collateralized by substantially all assets of the Company.	1,700,000	--
Amount due under loan agreement with TCF National Bank, refinanced in January 2006 with a new Excel Bank Minnesota note.	--	2,186,000
Amount due under a capital lease agreement with Citi Capital, paid in full in April 2006.	--	39,000
	1,700,000	2,225,000
Less current maturities	(650,000)	(630,000)
Total long-term debt	1,050,000	1,595,000

The estimated maturities of long-term debt for the years following April 30, 2006 are as follows:
2007	$ 650,000
2008	600,000
2009	450,000
Total obligations	$ 1,700,000

The cost and accumulated amortization of leased equipment was $47,000 and $9,000 at April 30, 2006 and $47,000 and $4,000 at April 30, 2005. Amortization expense related to the capital lease agreement is included in depreciation expense.

Total interest expense incurred on long-term debt for the years ended April 30, 2006 and 2005 amounted to $118,000 and $107,000, respectively.

3 BANK CREDIT LINE

Prior to January 27, 2006, the Company had a revolving line of credit with TCF National Bank, which permitted borrowings of up to $1,000,000. At January 27, 2006 and April 30, 2005, borrowings under this agreement were $0. The Company canceled this line of credit on January 27, 2006.

On January 27, 2006, the Company obtained a new revolving line of credit with Excel Bank Minnesota, which permits borrowings of up to $2,000,000 and is collateralized by the Company's accounts receivable and equipment and is guaranteed by the Company's majority stockholder. $1,700,000 of the total line is restricted for the repurchase of outstanding shares of the Company. The line bears interest at 2.5% above the LIBOR rate which was 7.3% at April 30, 2006. The revolving line of credit expires September 30, 2006. At April 30, 2006, borrowings under the Company's revolving line of credit were $0 (See Note 8 to the consolidated financial statements).

4 INCOME TAXES

The provision for income taxes consisted of the following components for the years ended April 30:
Current:	2006	2005
Federal	$ 525,000	$ 144,000
State	115,000	--
Deferred	(145,000)	280,000
	$ 495,000	$ 424,000

Components of net deferred income taxes are as follows at April 30:
Deferred income tax assets:	2006	2005
Net operating loss carryforwards	$ --	$ 40,000
Amortization	81,000	93,000
AMT credit carryforward	--	174,000
Asset valuation reserves	34,000	30,000
Accrued liabilities	205,000	77,000
Other	11,000	16,000
	331,000	430,000
Deferred income tax liabilities - depreciation	(546,000)	(790,000)
Net deferred income tax	$ (215,000)	$ (360,000)

The components giving rise to the net deferred tax liability described above have been included in the Company's balance sheets as of April 30, 2006 and 2005 as follows:
	2006	2005
Current assets	$ 239,000	$ 134,000
Non-current liabilities	(454,000)	(494,000)
Net deferred tax liability	$ (215,000)	$ (360,000)

Reconciliation between the statutory rate and the effective tax rate for the years ended April 30 is as follows:
	2006	2005
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	6.0	6.0
Other	0.5	0.4
Effective tax rate	40.5%	40.4%

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

On January 27, 2006, Dennis J. Stevermer (through Easton Southpaw Incorporated) acquired an aggregate of 1,713,013 shares of the Class A common stock of the Company from the J. Russell Duncan Trust, the Mimi G. Duncan Trust and Lance Duncan. As part of the purchase agreement, Mimi G. Duncan and J. Russell Duncan agreed to surrender their combined 364,999 fully vested options (See Note 8 to the consolidated financial statements).

On January 27, 2006, concurrent with their resignations, the Company paid Lance H. Duncan $167,000 to surrender 107,500 fully vested options with an average exercise price of $0.45 per share and Robert G. Duncan $40,000 to surrender 25,000 fully vested options with an exercise price of $0.44 per share. Both individuals were paid approximately $2.00 per share, less the applicable exercise price, for the cancellation of their options which was $0.30 per share less than the $2.30 market price for Milastar on January 27, 2006 (See Note 8 to the consolidated financial statements).

On January 27, 2006, the Company and L. Michael McGurk entered into an Option Surrender Agreement where Mr. McGurk agreed to surrender his 163,333 fully vested options upon a lump sum payment, to be made by the Company no later than September 30, 2006, in the amount of $290,000, which has been expensed. Mr. McGurk will be paid approximately $2.30 per share, less the applicable exercise price, for the cancellation of his options which was equal to the $2.30 market price for Milastar on January 27, 2006 (See Note 8 to the consolidated financial statements). On March 1, 2006, 15,000 of Mr. McGurk's options expired.

Information regarding stock options is summarized below:
	Number of	Weighted Average	Range of Option
	Options	Exercise Price	Exercise Price
Options outstanding, April 30, 2004	955,832	$ 0.72	$ 0.44 to 1.11
Granted	--	--	--
Canceled	--	--	--
Exercised	--	--	--
Options outstanding, April 30, 2005	955,832	$ 0.72	$ 0.44 to 1.11
Granted	--	--	--
Canceled	512,499	$ 0.92	$ 0.44 to 1.11
Exercised	--	--	--
Options outstanding, April 30, 2006	443,333	$ 0.49	$ 0.44 to 0.68
Options exercisable, April 30, 2006	443,333	$ 0.49	$ 0.44 to 0.68
Options exercisable, April 30, 2005	955,832	$ 0.72	$ 0.44 to 1.11

At April 30, 2006 and 2005, the weighted average remaining contractual life of the outstanding options was 3.6 and 3.7 years, respectively.

The following table summarizes information about stock options outstanding at April 30, 2006:
Options Outstanding	Options Exercisable
		Weighted
		average	Weighted		Weighted
	Number	remaining	average	Number	average
Exercise prices	outstanding	contractual life	exercise price	Exercisable	exercise price
$ 0.44	300,000	4.0	$ 0.44	300,000	$ 0.44
$ 0.56	95,000	1.2	$ 0.56	95,000	$ 0.56
$ 0.68	48,333	6.2	$ 0.68	48,333	$ 0.68
$ 0.44 to 0.68	443,333	3.6	$ 0.49	443,333	$ 0.49

6 RETIREMENT SAVINGS PLAN

The Company has a pre-tax salary reduction plan under the provisions of Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees who have reached the age of 21 and have been employed by the Company for six months. The Company will match 50% of the first 6% of employee contributions. Company contributions to the 401(k) plan, which are made at the discretion of management, were $64,000 for both of the years ended April 30, 2006 and 2005.

7 PREPAID FIXTURES AND OTHER

The prepaid supplies and other is summarized as follows at April 30:
	2006	2005
Prepaid Fixtures	$ 131,000	$ 101,000
Sales Tax Refund	24,000	77,000
Prepaid Insurance	68,000	67,000
Prepaid Other	18,000	21,000
Total Prepaid Supplies and Other	$ 241,000	$ 266,000

8 CERTAIN TRANSACTIONS

On January 27, 2006, Dennis J. Stevermer (through Easton Southpaw Incorporated) acquired an aggregate of 1,713,013 shares of the Class A common stock of the Company from the J. Russell Duncan Trust, the Mimi G. Duncan Trust and Lance Duncan. The 1,713,013 shares of the Class A common stock acquired by Mr. Stevermer represent 62.9% of all outstanding common stock of the Company and, as a result of these purchases, Mr. Stevermer acquired control of the Company. The financing of the purchase of the Class A common stock was principally provided by Excel Bank Minnesota, which is the same bank that the Company used for its line of credit and long-term debt (see Notes 2 and 3 to the consolidated financial statements). The Easton Southpaw Incorporated debt is not collateralized by the Company's assets or guaranteed by the Company. The principal terms of this transaction were disclosed in a Schedule 13D dated June 24, 2005 that was filed by Mr. Stevermer with the Securities and Exchange Commission. As disclosed in the Company's 10-KSB for the year ended April 30, 2005, there are employment agreements which provide for potential severance payments in the event of a change in control of the Company. As such, a severance accrual was recorded in the amount of $300,000 for the year ended April 30, 2006.

On January 27, 2006 Mr. L. Michael McGurk agreed to the termination of his employment contract and resigned as the Company's President and Chief Operating Officer in exchange for a lump sum payment of $255,000, which has been expensed.

On January 27, 2006, Mimi Duncan resigned as Chairperson of the Board, Chief Executive Officer and a Director, Lance Duncan resigned as Secretary and a Director and Robert Duncan resigned as a Director. Following these resignations, Mr. Stevermer was elected to the offices of Chairperson of the Board, Chief Executive Officer, President and Secretary. In addition, Mr. Stevermer continues to serve as the Company's Chief Financial Officer and Treasurer.

9 COMMITMENTS AND CONTINGENCIES

Operating Leases -- The Company leases various equipment under leases expiring through August 2008. Total rent expense was $33,000 and $27,000 for the years ended April 30, 2006 and 2005, respectively.

Future minimum rental payments for the years ending April 30 are as follows:
2007	$ 18,000
2008	15,000
2009	2,000
Total obligations	$ 35,000

Legal Proceedings -- The Company has been party to various legal proceedings incidental to its normal operating activities. Although it is impossible to predict the outcome of such proceedings, management believes, based on the facts currently available, that none of such claims will result in losses that would have a materially adverse effect on the Company's financial condition.

Employment Agreements -- The Company has employment agreements with various employees which require annual compensation as defined by the agreements. The agreements require the Company to pay a severance if the Company terminates the agreements without cause. The maximum aggregate severance payments under the agreements is $550,000 at April 30, 2006.

Significant Customers -- During the years ended April 30, 2006 and 2005, the Company had sales to one customer which approximated 23% and 19% of total sales, respectively. The Company had accounts receivable from one customer which approximated 28% of total accounts receivable at both April 30, 2006 and April 30, 2005.

10 SUBSEQUENT EVENT

On May 31, 2006, the Company filed forms 8-K, 13e-3 and Preliminary 14C with the Securities and Exchange Commission (SEC), as amended on July 28, 2006, stating the Company's intent to execute a 250 to 1 reverse/forward stock split and the subsequent deregistration from pubicly trading the Company's stock. As disclosed in the filings, the completion of the reverse/forward stock split will require the Company to spend approximately $745,000, which includes legal, financial, accounting and other fees and costs related to the transaction. The SEC is in the process of reviewing the Company's amended filings. There is no assurance that the deregistration of the Company's common stock will be approved or occur.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective. During the course of their audit of our consolidated financial statements for Fiscal 2006, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the Board of Directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.

There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8b. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section

16(a) of the Exchange Act.

The following table sets forth with respect to each executive officer of the Company his name, age and all positions and offices with the Company held by him since May 1, 2001. Unless otherwise indicated in the table below, all positions and offices indicated have been continuously held since May 1, 2001. All executive officers serve at the will of the Board of Directors until their successors are duly appointed and qualified.
Name	Age	Positions and Offices Held with the Company
Dennis J. Stevermer	45	Chief Executive Officer, Chief Operating Officer, President and Secretary since January 2006. Treasurer and Chief Financial Officer since 1993.

Similar information respecting the directors of the Company will be included in the Company's definitive Information Statement ("Information Statement") to be distributed to the stockholders of the Company and filed with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended, respecting notification of certain action taken by written consent in lieu of the Company's Annual Meeting of Stockholders for its 2006 fiscal year. The Company expects to file the Information Statement with the Securities and Exchange Commission in August 2006 and reference is expressly made thereto for the information incorporated herein by the aforesaid reference.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of the Company selected Virchow, Krause & Company, LLP ("Virchow Krause"), certified public accountants with offices in Minneapolis, Minnesota, to audit the Company's financial statements for the years ended April 30, 2006 and 2005. The following table details the fees paid to Virchow Krause for the years ended April 30, 2006 and 2005.
	2006	2005
Audit Fees	$ 47,200	$ 39,700
Audit-Related Fees	--	--
Tax Fees	8,500	9,100
All Other Fees	--	--
Total	$ 55,700	$ 48,800

The policy of the Company's audit committee is to review and preapprove both audit and non-audit services to be provided by the independent accountants (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934. Approximately 100% of the fees paid to Virchow Krause were pre-approved by the audit committee.

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
MILASTAR CORPORATION
(REGISTRANT)

/s/ Dennis J. Stevermer
Dennis J. Stevermer
Chief Executive Officer and
Chief Financial Officer

Dated: July 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities indicated this report of the Registrant and in the capacities indicated on July 28, 2006.
/s/ Dennis J. Stevermer
Dennis J. Stevermer
Chief Executive Officer and
Chief Financial Officer