Form 10QSB
period 2006-07-31
MILASTAR CORP
filed 2006-09-13
CIK 66544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2006	Commission File Number: 0-5105

MILASTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-2636669 (I.R.S. Employer Identification No.)

7317 West Lake Street, Minneapolis, MN 55426 (Address of principal executive offices)	(952) 929-4774 (Telephone number)

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

At September 8, 2006, 2,723,264 shares of common stock of the Registrant were issued and outstanding.

MILASTAR CORPORATION AND SUBSIDIARIES

PART I

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2006.

The condensed consolidated financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented.
MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	July 31,	April 30,
	2006	2006
	(Unaudited)	(Audited)
Current assets:
Cash	$ 2,533,000	$ 1,979,000
Accounts and other receivables, net	1,685,000	1,845,000
Inventory	122,000	164,000
Deferred income taxes	239,000	239,000
Prepaid fixtures and other	145,000	241,000
Total current assets	4,724,000	4,468,000

Property, plant and equipment:
Land	420,000	420,000
Buildings and improvements	3,127,000	3,127,000
Equipment	8,777,000	8,777,000
	12,324,000	12,324,000
Less accumulated depreciation	(5,998,000)	(5,777,000)
	6,326,000	6,547,000

Total assets	$ 11,050,000	$ 11,015,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 600,000	$ 650,000
Accounts payable	564,000	358,000
Accrued payroll and benefits	1,220,000	1,146,000
Accrued income taxes	153,000	446,000
Accrued real estate taxes	78,000	105,000
Other accrued liabilities	80,000	95,000
Total current liabilities	2,695,000	2,800,000

Long-term debt, less current maturities	900,000	1,050,000
Deferred income taxes	454,000	454,000

Total liabilities	4,049,000	4,304,000

Stockholders' equity:
Common stock, $.05 par value; authorized 7,500,000 shares, issued and
outstanding 2,723,264 shares at July 31, 2006 and April 30, 2006	136,000	136,000
Additional paid-in capital	1,647,000	1,647,000
Retained earnings	5,218,000	4,928,000
Total stockholders' equity	7,001,000	6,711,000

Total liabilities and stockholders' equity	$ 11,050,000	$ 11,015,000

See accompanying notes to condensed consolidated financial statements

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended July 31,
(Unaudited)
	2006	2005

Net sales	$ 3,800,000	$ 3,479,000
Cost of sales	2,726,000	2,351,000

Gross profit	1,074,000	1,128,000
Selling, general and administrative expenses	581,000	627,000
Disposal loss on property and equipment	--	104,000

Operating income	493,000	397,000

Other expense:
Interest income	24,000	--
Interest expense	(30,000)	(29,000)
Total other expense	(6,000)	(29,000)

Income before income taxes	487,000	368,000
Income tax expense	197,000	149,000

Net income	$ 290,000	$ 219,000

Net income per common share - basic	$ 0.11	$ 0.08
Weighted average shares outstanding - basic	2,723,264	2,723,264

Net income per common share - diluted	$ 0.09	$ 0.07
Weighted average shares outstanding - diluted	3,075,886	3,280,486

See accompanying notes to condensed consolidated financial statements
MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended July 31,
(Unaudited)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 290,000	$ 219,000
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	221,000	252,000
Net loss on disposal of property and equipment	--	104,000
Deferred income taxes	--	(35,000)

Changes in operating assets and liabilities:
Accounts and other receivables	160,000	(22,000)
Inventory	42,000	100,000
Prepaid fixtures and other	96,000	16,000
Accounts payable and accrued expenses	(55,000)	(103,000)
Net cash flows from operating activities	754,000	531,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	--	(124,000)
Net cash flows from investing activities	--	(124,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(200,000)	(147,000)
Net cash flows from financing activities	(200,000)	(147,000)

NET INCREASE IN CASH	554,000	260,000
CASH, BEGINNING OF YEAR	1,979,000	205,000
CASH, END OF FIRST QUARTER	$ 2,533,000	$ 465,000

Supplemental disclosures of cash flow information:
Cash paid during the first quarter for:
Interest	$ 30,000	$ 29,000

Income taxes	$ 490,000	$ 260,000

See accompanying notes to condensed consolidated financial statements

1 CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Milastar Corporation (the "Company") reflect the financial position and results of operations of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and balances.

The consolidated financial statements as of July 31, 2006 and for the three month periods ended July 31, 2006 and July 31, 2005, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended April 30, 2006, filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

2 SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation - Effective May 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans in the statements of operations. The fair value of the grant is generally expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS 123 (R) is effective for all share-based awards granted on or after May 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. The Company's options as of April 30, 2006 were fully vested and no stock-based agreements were issued during the three months ended July 31, 2006. Therefore, there was no SFAS No. 123(R) compensation expense for the three months ended July 31, 2006. The Company did not have any pro forma compensation costs associated with the options outstanding for the three months ended July 31, 2005. Future awards will be measured based on the fair value of the awards previously calculated in developing the pro forma.

The Company expects that the impact on earnings for the remainder of the year ending April 30, 2007 for stock based compensation will be $0 and estimates the impact on future earnings to be approximately $0 based on the options outstanding as of July 31, 2006.

3 NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the quarters ended July 31, 2006 and 2005:
		Three Months Ended
		July 31,
	2006	2005
Weighted shares outstanding - basic	2,723,264	2,723,264
Weighted shares assumed upon exercise of stock options	352,622	557,222
Weighted shares outstanding - diluted	3,075,886	3,280,486

Options excluded from the net income per share calculations because their exercise prices were greater than the average market price.	0	0

4 BANK CREDIT LINE

The Company has a revolving line of credit with its bank, which permits borrowings of up to $2,000,000 and bears interest at 2.5% above the LIBOR rate which was 7.8% at July 31, 2006. The revolving line of credit expires September 30, 2006 and is expected to be extended for an additional year. At July 31, 2006 and April 30, 2006, borrowings under this agreement were $0.

5 SIGNIFICANT CUSTOMER

The Company's largest customer accounted for 20% and 23% of total sales for the quarter ended July 31, 2006 and 2005, respectively. The Company's largest customer accounted for 24% and 29% of total accounts receivable at July 31, 2006 and April 30, 2006, respectively.

6 REVERSE/FORWARD STOCK SPLIT

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended July 31, 2006 as Compared with the Three Months Ended July 31, 2005. The Company recorded sales of $3,800,000 during the first quarter of fiscal year 2007 as compared with $3,479,000 for the same period last year, a $321,000 (9%) increase. The increase was primarily attributable to additional work performed for existing customers at our Rogers facility. The current level of sales growth is not necessarily indicative of future sales in that the Company operates with a backlog that is generally less than 10 days.

Cost of sales of $2,726,000 (72% of net sales) during the first quarter of fiscal year 2007 increased $375,000 (16%) from $2,351,000 (68% of net sales) for the same period a year earlier. The increase was primarily attributable to increased factory supplies which consisted mainly of fixtures, repair parts, quench oil and salt. Gross margin decreased to $1,074,000 as compared with $1,128,000 for the prior year first quarter.

Selling, general and administrative (SG&A) expenses of $581,000 (15% of net sales) decreased $46,000 from $627,000 (18% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to decreased administrative payroll that was the result of combining the positions of CEO, President and CFO. SG&A expenses are relatively fixed and as such are expected to be about 15-17% of sales going forward.

The Company recorded operating income of $493,000 in the first quarter of fiscal 2007 as compared with operating income of $397,000 recorded in the prior year first quarter. The increase in operating income in the first quarter of fiscal year 2007 is primarily attributable to a decrease in disposal loss on property and equipment.

Total other expense amounted to $6,000 in the first quarter of fiscal 2007 as compared with other expense of $29,000 in the first quarter of last year. The decrease in other expense was primarily attributable to interest expense being offset by $24,000 in interest income earned on cash.

The Company recorded a tax provision of $197,000 in the first quarter of fiscal 2007 as compared with a provision of $149,000 in the first quarter of fiscal 2006. The Company recorded net income of $290,000 in the first quarter of fiscal 2007 as compared with net income of $219,000 in the prior year first quarter.

Liquidity and Capital Resources

At July 31, 2006, the Company had working capital of $2,029,000 compared with $1,668,000 of working capital at April 30, 2006. Cash and accounts receivables represented 89% (86% at April 30, 2006) and 38% (35% at April 30, 2006) of total current assets and total assets, respectively. During the first quarter of fiscal 2007, net cash flows from operating activities amounted to $754,000 compared to $531,000 in the first quarter of fiscal 2006. Working capital requirements for the first quarter of fiscal 2007 was funded primarily from available cash and cash generated from operations.

Capital expenditures for fiscal 2007 are expected to be between $0.5 and $1.0 million, which will consist primarily of equipment for the Rogers facility. The Company believes anticipated cash flows from operations, issuance of long-term debt and its line of credit will be adequate to satisfy projected operating and capital expenditures through at least the next twelve months.

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

(c) Long-Lived Assets - Property and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment charges need to be recorded as of July 31, 2006.

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

Dated: September 13, 2006