Form 10QSB
period 2006-10-31
MILASTAR CORP
filed 2006-12-14
CIK 66544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2006	Commission File Number: 0-5105

MILASTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-2636669 (I.R.S. Employer Identification No.)

7317 West Lake Street, Minneapolis, MN 55426 (Address of principal executive offices)	(952) 929-4774 (Telephone number)

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

At December 10, 2006, 2,723,264 shares of common stock of the Registrant were issued and outstanding.

MILASTAR CORPORATION AND SUBSIDIARIES

PART I

Item 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by Milastar Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three and six months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2006.

The condensed consolidated financial statements included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented.

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	October 31,	April 30,
	2006	2006
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$ 2,318,000	$ 1,979,000
Accounts and other receivables, net	1,878,000	1,845,000
Inventory	194,000	164,000
Deferred income taxes	239,000	239,000
Prepaid supplies and other	109,000	241,000
Total current assets	4,738,000	4,468,000

Property, plant and equipment:
Land	420,000	420,000
Buildings and improvements	3,127,000	3,127,000
Deposits on Equipment	242,000	--
Equipment	8,875,000	8,777,000
	12,664,000	12,324,000
Less accumulated depreciation	(6,220,000)	(5,777,000)
	6,444,000	6,547,000

Total assets	$ 11,182,000	$ 11,015,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$ 600,000	$ 650,000
Accounts payable	368,000	358,000
Accrued payroll and benefits	1,458,000	1,146,000
Accrued income taxes	51,000	446,000
Accrued real estate taxes	51,000	105,000
Other accrued liabilities	92,000	95,000
Total current liabilities	2,620,000	2,800,000

Long-term debt, less current maturities	750,000	1,050,000
Deferred income taxes	454,000	454,000

Total liabilities	3,824,000	4,304,000

Stockholders' equity:
Common stock, $.05 par value; authorized 7,500,000 shares, issued and
outstanding 2,723,264 shares at October 31, 2006 and April 30, 2006	136,000	136,000
Additional paid-in capital	1,647,000	1,647,000
Retained earnings	5,575,000	4,928,000
Total stockholders' equity	7,358,000	6,711,000

Total liabilities and stockholders' equity	$ 11,182,000	$ 11,015,000

See accompanying notes to condensed consolidated financial statements

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
__________________________________	Three Months Ended	Six Months Ended
	October 31,	October 31,
	2006	2005	2006	2005

Net sales	$ 4,047,000	$ 3,538,000	$ 7,847,000	$ 7,017,000
Cost of sales	2,676,000	2,328,000	5,402,000	4,679,000

Gross profit	1,371,000	1,210,000	2,445,000	2,338,000
Selling, general and administrative expenses	769,000	671,000	1,350,000	1,298,000
Disposal loss on property and equipment	--	57,000	--	161,000
Loss on impairment of property and equipment	--	70,000	--	70,000

Operating income	602,000	412,000	1,095,000	809,000

Other expense:
Interest income	28,000	--	52,000	--
Interest expense	(29,000)	(29,000)	(59,000)	(58,000)
Total other expense	(1,000)	(29,000)	(7,000)	(58,000)

Income before income taxes	601,000	383,000	1,088,000	751,000
Income tax expense	244,000	155,000	441,000	304,000

Net income	$ 357,000	$ 228,000	$ 647,000	$ 447,000

Net income per common share - basic	$ 0.13	$ 0.08	$ 0.24	$ 0.16
Weighted average shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264

Net income per common share - diluted	$ 0.12	$ 0.07	$ 0.21	$ 0.13
Weighted average shares outstanding - diluted	2,954,006	3,370,873	3,014,946	3,325,680

See accompanying notes to condensed consolidated financial statements

MILASTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended October 31,
(Unaudited)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 647,000	$ 447,000
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization	443,000	504,000
Loss on disposal of property and equipment	--	161,000
Impairment of property and equipment	--	70,000
Deferred income taxes	--	(40,000)

Changes in operating assets and liabilities:
Accounts and other receivables	(33,000)	(58,000)
Inventory	(30,000)	44,000
Prepaid supplies and other	132,000	44,000
Accounts payable and accrued expenses	160,000	543,000
Net cash flows from operating activities	1,319,000	1,715,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(340,000)	(152,000)
Net cash flows from investing activities	(340,000)	(152,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(350,000)	(299,000)
Payment for repurchase of stock options	(290,000)	--
Net cash flows from financing activities	(640,000)	(299,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	339,000	1,264,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,979,000	205,000
CASH AND CASH EQUIVALENTS, END OF SECOND QUARTER	$ 2,318,000	$ 1,469,000

Supplemental disclosures of cash flow information:
Cash paid during the first six months for:
Interest	$ 59,000	$ 58,000

Income taxes	$ 836,000	$ 260,000

See accompanying notes to condensed consolidated financial statements

1 CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Milastar Corporation (the "Company") reflect the financial position and results of operations of the Company and its wholly owned subsidiaries, after elimination of all material intercompany transactions and balances.

The consolidated financial statements as of October 31, 2006 and for the three and six month periods ended October 31, 2006 and October 31, 2005, included herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended April 30, 2006, filed with the Securities and Exchange Commission. The result of operations for the interim period should not be considered indicative of the results to be expected for the entire year.

2 SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation - Effective May 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans in the statements of operations. The fair value of the grant is generally expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS 123 (R) is effective for all share-based awards granted on or after May 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. The Company's options as of April 30, 2006 were fully vested and no stock-based agreements were issued during the six months ended October 31, 2006. Therefore, there was no SFAS No. 123(R) compensation expense for the six months ended October 31, 2006. The Company did not have any pro forma compensation costs associated with the options outstanding for the six months ended October 31, 2005. Future awards will be measured based on the fair value of the awards previously calculated in developing the pro forma. The Company expects that the impact on earnings for the remainder of the year ending April 30, 2007 for stock based compensation will be $0 and estimates the impact on future earnings to be approximately $0 based on the options outstanding as of October 31, 2006.

3 RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48 - FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning May 1, 2007, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial statements.

FASB 157- The FASB has issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning May 1, 2008, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the effect of adopting SFAS No. 157 on their consolidated financial statements.

FASB 158 - The FASB has issued Statement of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan's funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for the plan's underfunded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. The Company is evaluating the effect of adopting SFAS No. 158 on their consolidated financial statements.

Under SFAS No. 158, the employer is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending April 30, 2007.

SAB 108 - In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, "Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a "restatement process" where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

4 NET INCOME PER COMMON SHARE

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and six month periods ended October 31, 2006 and 2005:
________________________________________	Three Months Ended	Six Months Ended
	October 31,	October 31,
	2006	2005	2006	2005
Weighted shares outstanding - basic	2,723,264	2,723,264	2,723,264	2,723,264
Weighted shares assumed upon exercise
of stock options	230,742	647,609	291,682	602,416
Weighted shares outstanding - diluted	2,954,006	3,370,873	3,014,946	3,325,680

Options excluded from the net income per share
calculations because their exercise prices were
greater than the average market price.	0	0	0	0

5 BANK CREDIT LINE

The Company has a revolving line of credit with its bank, which permits borrowings of up to $2,000,000 and bears interest at 2.5% above the LIBOR rate which was 7.8% at October 31, 2006. The revolving line of credit expires February 28, 2007. At October 31, 2006 and April 30, 2006, borrowings under this agreement were $0.

6 SIGNIFICANT CUSTOMER

The Company's largest customer accounted for 23% (22% for the prior year period) and 22% (23% for the prior year period) of total sales for the three and six month periods ended October 31, 2006, respectively. The Company's largest customer accounted for 23% and 28% of total accounts receivable at October 31, 2006 and April 30, 2006, respectively.

7 REVERSE/FORWARD STOCK SPLIT

On May 31, 2006, the Company filed forms 8-K, 13e-3 and Preliminary 14C with the Securities and Exchange Commission (SEC), as amended on July 24, 2006, stating the Company's intent to execute a 250 to 1 reverse/forward stock split and the subsequent deregistration from pubicly trading the Company's stock. As disclosed in the filings, the completion of the reverse/forward stock split will require the Company to spend approximately $745,000, which includes legal, financial, accounting and other fees and costs related to the transaction. The SEC is in the process of reviewing the Company's amended filings. There is no assurance that the deregistration of the Company's common stock will be approved or that the Company's plans won't change.

8 COMMITMENTS AND CONTINGENCIES

In September 2006, the Company ordered an integral quench furnace, washer, transfer car and endothermic generator from AFC-Holcroft which has a total purchase price of $806,000. A down payment of $242,000 was paid as part of the purchase and was recorded as a deposit on equipment. The furnace line is expected to be delivered and be in operation in the 4th quarter of fiscal 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended October 31, 2006 as Compared with the Three Months Ended October 31, 2005. The Company recorded sales of $4,047,000 during the second quarter of fiscal year 2007 as compared with $3,538,000 for the same period last year, a $509,000 (14%) increase. The increase was primarily attributable to additional work performed for existing customers at our Rogers facility. The current level of sales growth in not necessarily indicative of future sales in that the Company operates with a backlog that is generally less than 10 days.

Cost of sales of $2,676,000 (66% of net sales) during the second quarter of fiscal year 2007 increased $348,000 (15%) from $2,328,000 (66% of net sales) for the same period a year earlier. The increase was primarily attributable to increased labor and supplies as a result of the higher sales. Gross profit increased to $1,371,000 as compared with $1,210,000 for the prior year second quarter. The increase in gross profit was primarily attributable to higher sales without a corresponding increase in fixed expenses during the period ended October 31, 2006.

Selling, general and administrative (SG&A) expenses of $769,000 (19% of net sales) increased $98,000 (15%) from $671,000 (19% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to an increase in incentive compensation. SG&A expenses, except for incentive compensation, are relatively fixed and as such are expected to be about 17-20% of sales going forward.

The Company recorded operating income of $602,000 in the second quarter of fiscal 2007 as compared with operating income of $412,000 recorded in the prior year second quarter. The increase in operating income in the second quarter of fiscal year 2007 is primarily attributable to higher sales and a decrease in disposal loss on property and equipment.

Total other expense amounted to $1,000 in the second quarter of fiscal 2007 as compared with other expense of $29,000 in the second quarter of last year. The decrease in other expense was primarily attributable to interest expense being offset by $28,000 in interest income earned on cash.

The Company recorded a tax provision of $244,000 in the second quarter of fiscal 2007 as compared with a provision of $155,000 in the second quarter of fiscal 2006. The Company recorded net income of $357,000 in the second quarter of fiscal 2007 as compared with net income of $228,000 in the prior year second quarter.

Six Months Ended October 31, 2006 as Compared with the Six Months Ended October 31, 2005. The Company recorded sales of $7,847,000 during the first six months of fiscal year 2007 as compared with $7,017,000 for the same period last year, a $830,000 (12%) increase. The increase was primarily attributable to additional work performed for existing customers at our Rogers facility. The current level of sales growth in not necessarily indicative of future sales in that the Company operates with a backlog that is generally less than 10 days.

Cost of sales of $5,402,000 (69% of net sales) during the first six months of fiscal year 2007 increased $723,000 (15%) from $4,679,000 (67% of net sales) for the same period a year earlier. The increase was primarily attributable to increased factory supplies which consisted mainly of fixtures, repair parts, quench oil and salt. Gross profit increased to $2,445,000 as compared with $2,338,000 for the prior year six months.

Selling, general and administrative (SG&A) expenses of $1,350,000 (17% of net sales) increased $52,000 from $1,298,000 (18% of net sales) for the same period a year earlier. The change in SG&A expenses is primarily due to immaterial fluctuations. SG&A expenses are relatively fixed and as such are expected to be about 17-20% of sales going forward.

The Company recorded operating income of $1,095,000 in the first six months of fiscal 2007 as compared with operating income of $809,000 recorded in the prior year six months. The increase in operating income in the first six months of fiscal year 2007 is primarily attributable to higher sales and a decrease in disposal and impairment loss on property and equipment.

Total other expense amounted to $7,000 in the first six months of fiscal 2007 as compared with other expense of $58,000 in the first six months of last year. The decrease in other expense was primarily attributable to interest expense being offset by $52,000 in interest income earned on cash.

The Company recorded a tax provision of $441,000 in the first six months of fiscal 2007 as compared with a provision of $304,000 in the first six months of fiscal 2006. The Company recorded net income of $647,000 in the first six months of fiscal 2007 as compared with net income of $447,000 in the prior year six months.

Liquidity and Capital Resources

At October 31, 2006, the Company had working capital of $2,118,000 compared with $1,668,000 of working capital at April 30, 2006. Cash and accounts receivables represented 89% (86% at April 30, 2006) and 38% (35% at April 30, 2006) of total current assets and total assets, respectively. During the first six months of fiscal 2007, net cash flows from operating activities amounted to $1,319`,000 compared to $1,715,000 in the first six months of fiscal 2006. Working capital requirements for the first six months of fiscal 2007 was funded primarily from available cash and cash generated from operations.

Capital expenditures for fiscal 2007 are expected to be between $1.0 and $1.5 million, which will consist primarily of equipment for the Rogers facility. The Company believes anticipated cash flows from operations, issuance of long-term debt and its line of credit will be adequate to satisfy projected operating and capital expenditures through at least the next twelve months.

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

(c) Long-Lived Assets - Property and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment charges need to be recorded as of October 31, 2006.

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

Dated: December 13, 2006